Form 10-Q
period 2022-06-30
Circle Energy, Inc./NV
filed 2022-08-08
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-263384

CIRCLE ENERGY, INC.

(Exact Name of registrant as specified in its charter)

Nevada	87-4125972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8211 E Regal Place
Tulsa, OK	74133
(Address of principal executive offices)	(Zip Code)

(918) 994-0693

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at July 29, 2022.

INDEX

Circle Energy, Inc.

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	June 30,	December 31,
As of	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$422,831	$235,000
Prepaid assets (retainer)	3,837	4,650
Total Current Assets	426,668	239,650
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	-
Total Properties and Equipment	34,500	-
Total Assets	$461,168	$239,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$13,000	$5,226
Total Current Liabilities	13,000	5,226
Total Liabilities	13,000	5,226
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,200,000 shares issued and outstanding, respectively	1,530	1,200
Additional paid-in capital	452,586	236,450
Accumulated deficit	(5,948)	(3,226)
Total Stockholders' Equity	448,168	234,424
Total Liabilities and Stockholders' Equity	$461,168	$239,650

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	1,958	2,722

Total Costs and Operating Expenses	1,958	2,722

Loss from Operations	(1,958)	(2,722)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(1,958)	(2,722)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(1,958)	$(2,722)

Basic and Diluted Loss per Share	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	1,200,000	$1,200	$236,450	$(3,226)	$234,424

Common stock issued for cash, net	330,000	330	231,116	-	231,446
Net loss	-	-	-	(764)	(764)
Balance, March 31, 2022	1,530,000	$1,530	$467,566	$(3,990)	$465,106

Offering related costs	-	-	(14,980)	-	(14,980)
Net loss	-	-	-	(1,958)	(1,958)
Balance, June 30, 2022	1,530,000	$1,530	$452,586	$(5,948)	$448,168

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30,	2022
Cash Flows From Operating Activities
Net Loss	$(2,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	813
Accounts payable	7,774
Net Cash Provided by Operating Activities	5,865
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	(34,500)
Net Cash Used in Investing Activities	(34,500)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	216,466
Net Cash Provided by Financing Activities	216,466
Net Increase in Cash	187,831
Cash at Beginning of Period	235,000
Cash at End of Period	$422,831
Supplemental Cash Flow Information
Cash paid for interest	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Circle Energy, Inc. is a Nevada corporation incorporated on December 7, 2021.  Circle Energy, Inc. is referred to herein as the “Company.”  The Company was formed for the purpose of acquiring oil and gas companies, projects, or properties and partnering with an established management team in the oil and gas industry.  It acquired an interest in its first oil and gas property and entered into a joint venture agreement for further development of the area of mutual interest.  The Company plans first to explore and expand its acreage position with its joint venture partner and second to devise a development plan, partnering with industry players and associates to expand and generate growth of our company.

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022, and cash flows for the six months ended June 30, 2022. The condensed balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the six-month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s registration statement on Form S-1 for the year ended December 31, 2021 filed with the Securities and Exchange Commission.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements.

Emerging Growth Company Status – As a company with less than $1.07 billion in revenue during our last fiscal year, the Company qualifies as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, the Company may, for up to five years, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies. These exemptions include:

•the presentation of only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•deferral of the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting;

•exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the Company; and

•reduced disclosure about executive compensation arrangements.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company may take advantage of these provisions until it is no longer an emerging growth company, which will occur on the earliest of (i) the last day of the fiscal year following the fifth anniversary of the Company’s IPO, (ii) the last day of the fiscal year in which it has more than $1.07 billion in annual gross revenue, (iii) the date on which it issues more than $1.0 billion of non-convertible debt over a three-year period and (iv) the date on which it is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has elected to take advantage of each of the exemptions for emerging growth companies.

Accordingly, the information that is provided in these financial statements may be different than what other public companies provide.

Use of Estimates – The preparation of financial statements in conformity with “U.S. GAAP” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Fair Value Measurements – Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.

Fair Values of Financial Instruments –The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

Fair Value of Non-financial Assets and Liabilities – The Company also applies fair value accounting guidance to initially, or as events dictate, measure non-financial assets and liabilities such as those obtained through business acquisitions, property and equipment and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two as considered appropriate based on the circumstances. Under the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and natural gas production or other applicable sales estimates, operational costs and a risk-adjusted discount rate. The Company may use the present value of estimated future cash inflows and/or outflows or third-party offers or prices of comparable assets with consideration of current market conditions to value its non-financial assets and liabilities when circumstances dictate determining fair value is necessary. Given the significance of the unobservable nature of a number of the inputs, these are considered Level 3 on the fair value hierarchy.

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company places its cash with a high credit quality financial institution.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition, leasing, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, estimated future costs of abandonment and site restoration, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and drilling non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are generally categorized either as being subject to amortization or not subject to amortization. All of the Company’s capitalized costs, except leasing of undeveloped properties, are subject to amortization.

For oil and natural gas properties subject to amortization, all capitalized costs of oil and gas properties, plus estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves as determined by the Company’s independent petroleum engineers. The Company evaluates oil and gas properties for impairment quarterly. As the Company does not currently have any oil and natural gas properties subject to amortization, the Company has not incurred a write down as a result of the ceiling test nor has it incurred any depletion expense to date.

For oil and natural gas properties not subject to amortization, evaluates the properties for inclusion in oil and natural gas properties subject to amortization at least annually.

Land, Buildings, Equipment and Leasehold Improvements – Land, buildings, equipment and leasehold improvements are carried at historical cost, adjusted for impairment loss and accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of land, buildings, equipment and leasehold improvements and placing them in service.

Depreciation of buildings equipment, software and leasehold improvements is calculated using the straight-line method based upon the following estimated useful lives:

Leasehold improvements	3-10 years
Office equipment and software	3-7 years
Equipment	5-10 years

Revenue Recognition – The Company accounts for revenues according to Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”).  The Company does not currently have any revenues.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  No provision has been made for income taxes as the Company has not recorded or received any revenues.

For the three and six months ended June 30, 2022, the Company recorded a full valuation allowance against the deferred tax asset of $412 and $572, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of December 31, 2021, the Company has a valuation allowance of $1,249.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return as a “major” tax jurisdiction. The Company has not yet filed a tax return for 2021, the year of its inception.  Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share are calculated to give effect to potentially issuable dilutive common shares.  There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

Major Customers – The Company does not currently have customers.

Stock-Based Employee and Non-Employee Compensation – The Company accounts for its equity grants in accordance with generally accepted accounting principles. Generally accepted accounting principles require the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. Generally accepted accounting principles also requires equity grant compensation expense to be recognized over the period during which an employee or non-employee is required to provide service in exchange for the award (the vesting period).

Derivative Instruments and Hedging Activities – The Company may periodically enter into derivative contracts to manage its exposure to commodity risk. These derivative contracts, which are generally placed with major financial institutions, may take the form of forward contracts, futures contracts, swaps, or options. The oil and gas reference prices upon which the commodity derivative contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company for its oil and natural gas production.

When applicable, the Company records all derivative instruments, other than those that meet the normal purchases and sales exception, on the balance sheet as either an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Recent Accounting Pronouncements – As an emerging growth company (“EGC”), the Company has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires recognition of leased assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for annual periods and interim periods with those periods beginning after December 15, 2021, for public EGC companies like us. The Company adopted this standard using the modified retrospective transition method with the option to recognize a cumulative-effect adjustment at the date of adoption. The Company currently only has a month-to-month lease and so the adoption of this standard did not have a material impact on its financial statements or disclosures.

NOTE 2 – REVENUE RECOGNITION

The Company does not currently have any revenues.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LEASES

The Company adopted ASU 2016-02 Leases (Topic 842) effective January 1, 2022.  The Company does not have any leases to which this standard applies.

The Company has a month-to-month lease for executive office-sharing space.  This lease is month to month at $113 per month.  This amount is shown in the Statement of Operations as General and administrative expense.

NOTE 4 – LOSS PER SHARE INFORMATION

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Net Loss	$(1,958)	$(2,722)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,449,244
Basic and Diluted Loss per Share	$-	$-

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – ACQUISITIONS

During the six months ended June 30, 2022, the Company entered into a Farmout Agreement and Conditional Lease Assignment dated May 16, 2022, under the terms of which, we have acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas. We acquired the interest from Aspen Energy Partners, LTD., a Florida limited partnership which holds the remaining 25% working interest. While the Company believes that there are Proved Undeveloped (“PUD”) drilling locations on this acreage, a full reserve analysis has not yet been completed and so the Company has treated this acreage as unproven property.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2022, the Company issued 330,000 shares of common stock at $0.80 per share, resulting in gross proceeds of $264,000.  As part of the offering, the Company agreed to file an S-1 to register these shares.  As of June 30, 2022, the Company had incurred costs related to the offering and the registration of $49,884, with $2,350 having been incurred in 2021.  The Company anticipates additional costs to be incurred in relation to the S-1 registration statement.  These costs cannot reasonably be estimated at this time.

NOTE 7 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 8 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our audited financial statements included in our prospectus filed for the year ended December 31, 2021 and our interim unaudited financial statements and accompanying notes to these financial statements contained in our registration statement on Form S-1.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words anticipate, believe, continue, could, estimate, expect, intends, may, might, plan, possible, potential, predict, project, should, would and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•our ability to select appropriate oil and gas companies, project, or property;

•our expectations around the performance of a prospective target company, project, or property;

•our potential ability to obtain additional financing to complete fund our oil and gas projects;

•our pool of prospective target oil and gas companies, projects, or properties;

•our ability to consummate acquisitions due to the uncertainty resulting from the recent COVID-19 pandemic;

•the ability of our officers and directors to generate a number of potential target opportunities;

•our public securities’ potential liquidity and trading;

•changes in the oil and gas industry;

•regulatory developments; or

•Factors affecting the economy or otherwise caused by war, terrorist attacks, severe weather conditions, climate change, supply chain delays, pandemic or other public health conditions, or similar events.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our prospectus.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We were incorporated on December 7, 2021, as a Nevada company for the purpose of acting as an independent exploration and production company to engage in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas. We have acquired a 75% working interest in an 80-acre oil and gas lease located in Andrews County, Texas, and have entered into a joint venture agreement to explore the area of mutual interest surrounding the current lease for further acquisitions and development.

Results of Operations and Known Trends or Future Events

We are in our startup phase of operations and have not generated any revenues to date. Activities since inception include corporate organizational activities, our recently completed private offering, those activities necessary to prepare for the registration of shares for the Selling Stockholders, acquisition of our first oil and gas lease interest, and arrangements to expand operations in the current area of interest through a joint venture with a third party. We have incurred operating expenses related to legal and accounting services, and oil and gas lease acquisition costs.  We expect to incur expenses to develop the oil and gas lease and anticipate increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to future oil and gas business growth. We expect our expenses to increase substantially as a result.

Liquidity and Capital Resources

Management believes it has on hand sufficient cash resources to meet its material cash requirements for the next 12 months but will require further funding or other arrangements to commence extensive drilling operations or acquire further oil and gas interests.  As discussed further below, management believes that through its resources and relationships, appropriate arrangements for required funding can be reasonably obtained.  Mr. Rochford, one of our founders, paid $240,000 for his founder’s shares in the Company.  In addition, we received $264,000 in gross proceeds from the sale of shares of our common stock in a non-public offering of the shares.  The costs of the offering were approximately $10,000, resulting in net proceeds to the Company of $254,000.  We have no capital commitments for expenditures, other than those existing under our current oil and gas lease.  We anticipate primarily utilizing these funds to increase our acreage position adjacent to our initial acreage position.  Any remaining funds would be used to cover the initial costs of drilling wells on the Company’s existing lease, to seek drilling partners for the costs of the wells, and to secure additional oil and gas properties.

Under our current oil and gas lease, we are required to drill two wells on the property within three years from the lease date.  If we fail to commence, drill or develop one or both of the wells within the three-year period, the undrilled tract or tracts will automatically revert to the lessor.

Before commencing development activity, management first intends to increase our acreage position adjacent to our initial acreage position.  Once this process is complete, we can determine how best to proceed, particularly as it relates to whether we would drill vertically or horizontally.  The amount and configuration of the acreage will determine whether to implement vertical or horizontal drilling.

If the Company is not successful in adding additional acreage, we would proceed with developing our initial acreage, beginning with the drilling of the two vertical wells as required by the current oil and gas lease.  Each of these wells would cost approximately $750,000 to drill and complete.  To fund this drilling, the Company would likely enter into agreements with industry partners who would provide funding in return for a portion of the working interest in the wells.  Management has not yet entered into any agreements but has had extended conversations with those industry partners regarding potential participation in the drilling.  These discussions have concluded with positive indications that they would wish to participate and so the required funding would be available.  In the alternative, management may seek funding through the sale of equity in the Company after the Common Stock commences trading, if ever.

PROPOSED BUSINESS

We are a recently incorporated Nevada corporation formed for the purpose of acquiring and developing oil and gas prospects, primarily in the state of Texas and surrounding states.  We anticipate acquiring these properties either directly from the owners or through one or more acquisitions of smaller oil and gas companies with existing oil and gas assets and established management teams. We have acquired an interest in our first oil and gas lease and have entered into an arrangement to develop an area of mutual interest in the same area.  Management has also had ongoing preliminary discussions with multiple potential sellers and management teams as well as with contacts within the banking community to further develop the company’s ongoing business.  Through management’s prior relationships, we acquired our first prospect and have identified a selection of additional potential acquisition targets.  Further, the Company has filed with the Texas Railroad Commission to be established as an operator of oil and gas properties in Texas.  In addition, Mr. Rochford, one of our founders, paid $240,000 for his founder’s shares in the Company, and in March 2022, we completed a non-public offering of our common stock in which we raised gross proceeds of $264,000, all of which we intend to be used for general operating expenses, for our current project, and to search for additional suitable oil and gas properties or projects.

C. W. Logsdon Lease

Under the terms of a Farmout Agreement and Conditional Lease Assignment dated May 16, 2022, we have acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas.  We acquired the interest from Aspen Energy Partners, LTD., a Florida limited partnership which holds the remaining 25% working interest.  Under the lease agreement, we are required to drill at least two wells, one on each 40-acre farmout tract, within three years or the rights under the lease to any undrilled tract or tracts will automatically revert to Aspen.

There are currently two plugged but no producing wells on the lease.  These two wells were drilled on 40-acre spacing, produced from the Clear Fork and were economical.  There are additional wells on surrounding acreage that have produced marketable quantities of oil and gas.

The initial intent is to drill two new Clear Fork wells based on 20-acre spacing.  Management believes there is potential for further downspacing to 10-acre spacing, depending on oil and gas prices, development cost and completion results of the 20-acre development.  Management also believes there is potential for San Andres development with possible 10-acre spacing, again depending on oil and gas prices, development costs and completion results.

We have also entered into a joint venture agreement with Aspen to mutually develop an area of mutual interest near the current lease. This area of mutual interest consists of approximately 880 acres including and adjoining the acquired acreage.  If we are successful in acquiring additional acreage, we would jointly own mineral rights in the same percentage of ownership with Aspen as the current lease (75% Circle, 25% Aspen).  The parties intend that the joint venture would use AAPL 610-19819 or AAPL 610-2015 or similar operating agreement to structure the joint venture.  The liabilities of the parties would be severed and not joint, and each party would be responsible only for its share of the costs and liabilities incurred under the operating agreement.  Aspen is a ten-year-old oil and gas exploration company with the majority of its projects located in Texas.  During its operating history, Aspen has owned over 70 oil and gas producing wells.

Management intends to lease additional acreage within the area of mutual interest.  Towards this end, we have engaged a petroleum engineer to prioritize the acreage for leasing.  We then intend to engage a landman to commence our leasing efforts.  Once we have identified and acquired the specific acreage for development and evaluated our best options to develop it, we will be able to determine whether to utilize vertical or horizontal drilling.  This will be determined based on the amount and configuration of any additional acquired acreage.

If we are unsuccessful in adding additional acreage, we intend to commence development or our existing property via vertical drilling, beginning with the two wells required under our current lease.  We estimate that drilling and completing these wells would cost approximately $750,000 per well.  If the results of the initial well are successful, we would commence drilling of the second well at a similar cost and timeframe. We intend to seek joint venture opportunities to fund the drilling of these wells.  We anticipate that any wells drilled on the existing lease would produce primarily oil.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Our Chief Executive Officer, who serves as our principal executive officer; and our Chief Financial Officer, who serves as our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

In accordance with Rule 402 of Regulation S-T, the XBRL information included in Exhibit 101 to this Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Circle Energy, Inc.

Date: August 8, 2022	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)