Form 10-Q
period 2022-09-30
Circle Energy, Inc./NV
filed 2022-11-14
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at November 11, 2022.

INDEX

Circle Energy, Inc.

For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	September 30,	December 31,
As of	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$ 364,527	$ 235,000
Prepaid assets (retainer)	-	4,650
Total Current Assets	364,527	239,650
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	-
Total Properties and Equipment	34,500	-
Total Assets	$ 399,027	$ 239,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,230	$ 5,226
Total Current Liabilities	6,230	5,226
Total Liabilities	6,230	5,226
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,200,000 shares issued and outstanding, respectively	1,530	1,200
Additional paid-in capital	442,800	236,450
Accumulated deficit	(51,533)	(3,226)
Total Stockholders' Equity	392,797	234,424
Total Liabilities and Stockholders' Equity	$ 399,027	$ 239,650

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	45,585	48,307

Total Costs and Operating Expenses	45,585	48,307

Loss from Operations	(45,585)	(48,307)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(45,585)	(48,307)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(45,585)	$(48,307)

Basic and Diluted Loss per share	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	1,200,000	$ 1,200	$ 236,450	$ (3,226)	$ 234,424

Common stock issued for cash, net	330,000	330	231,116	-	231,446
Net loss	-	-	-	(764)	(764)
Balance, March 31, 2022	1,530,000	$ 1,530	$ 467,566	$ (3,990)	$ 465,106

Offering related costs	-	-	(14,980)	-	(14,980)
Net loss	-	-	-	(1,958)	(1,958)
Balance, June 30, 2022	1,530,000	$ 1,530	$ 452,586	$ (5,948)	$ 448,168

Offering related costs	-	-	(9,786)	-	(9,786)
Net loss	-	-	-	(45,585)	(45,585)
Balance, September 30, 2022	1,530,000	$ 1,530	$ 442,800	$ (51,533)	$ 392,797

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30,	2022
Cash Flows From Operating Activities
Net loss	$(48,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	4,650
Accounts payable	1,004
Net Cash Provided by Operating Activities	(42,653)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	(34,500)
Net Cash Used in Investing Activities	(34,500)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	206,680
Net Cash Provided by Financing Activities	206,680
Net Increase in Cash	129,527
Cash at Beginning of Period	235,000
Cash at End of Period	$364,527
Supplemental Cash Flow Information
Cash paid for interest	$-

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022. The condensed balance sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the nine month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

For the three and nine months ended September 30, 2022, the Company recorded a full valuation allowance against the deferred tax asset of $9,573 and $10,144, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of December 31, 2021, the Company has a valuation allowance of $10,821.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2022
Net Loss	$(45,585)	$(48,307)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,476,458
Basic and Diluted Loss per Share	$(0.03)	$(0.03)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – ACQUISITIONS

During the nine months ended September 30, 2022, the Company entered into a Farmout Agreement and Conditional Lease Assignment dated May 16, 2022, under the terms of which, we have acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas. We acquired the interest from Aspen Energy Partners, LTD., a Florida limited partnership which holds the remaining 25% working interest. While the Company believes that there are Proved Undeveloped (“PUD”) drilling locations on this acreage, a full reserve analysis has not yet been completed and so the Company has treated this acreage as unproven property.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2022, the Company issued 330,000 shares of common stock at $0.80 per share, resulting in gross proceeds of $264,000.  As part of the offering, the Company agreed to file an S-1 to register these shares.  As of September 30, 2022, the Company had incurred costs related to the offering and the registration of $59,670, with $2,350 having been incurred in 2021.  The Company anticipates additional costs to be incurred in relation to the S-1 registration statement.  These costs cannot reasonably be estimated at this time.

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

Liquidity and Capital Resources

Management believes it has on hand sufficient cash resources to meet its material cash requirements for the next 12 months but will require further funding or other arrangements to commence extensive drilling operations or acquire further oil and gas interests.  As discussed further below, management believes that through its resources and relationships, appropriate arrangements for required funding can be reasonably obtained.  Mr. Rochford, one of our founders, paid $240,000 for his founder’s shares in the Company.  In addition, we received $264,000 in gross proceeds from the sale of shares of our common stock in a non-public offering of the shares.  The costs of the offering were approximately $59,670, resulting in net proceeds to the Company of $204,330.  We have no capital commitments for expenditures, other than those existing under our current oil and gas lease.  We anticipate primarily utilizing these funds to increase our acreage position adjacent to our initial acreage position.  Any remaining funds would be used to cover the initial costs of drilling wells on the Company’s existing lease, to seek drilling partners for the costs of the wells, and to secure additional oil and gas properties.

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

Management intends to lease additional acreage within the area of mutual interest.  Towards this end, we have engaged a petroleum engineer to prioritize the acreage for leasing and have engaged a landman to execute our leasing efforts.  Once we have identified and acquired the specific acreage for development and evaluated our best options to develop it, we will be able to determine whether to utilize vertical or horizontal drilling.  This will be determined based on the amount and configuration of any additional acquired acreage.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: November 14, 2022	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)