Form 10-K
period 2022-12-31
Circle Energy, Inc./NV
filed 2023-03-29
CIK 1911467

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

Or

☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 333-263384

Circle Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-4125972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8211 E. Regal Place Tulsa, OK	74133
(Address of principal executive offices)	(Zip Code)
(918) 994-0693
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange
Common Stock, par value $0.001	CRCE	OTC Markets

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, there were no free trading shares of the common stock and so the aggregate market value of the common voting stock held by non-affiliates of the issuer was $0.00.

As of March 29, 2023, the issuer had outstanding 1,530,000 shares of common stock ($0.001 par value).

Documents incorporated by reference: None

Forward Looking Statements

This Annual Report on Form 10-K (herein, “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “would,” “should,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include:

•declines or volatility in the prices we receive for our oil and natural gas;

•our ability to raise additional capital to fund future capital expenditures;

•our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•uncertainties associated with estimates of proved oil and natural gas reserves;

•the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•risks and liabilities associated with acquired companies and properties;

•risks related to integration of acquired companies and properties;

•potential defects in title to our properties;

•cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•geological concentration of our reserves;

•environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices; exploration and development risks;

•management’s ability to execute our plans to meet our goals;

•our ability to retain key members of our management team on commercially reasonable terms;

•the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems or on systems and infrastructure used by the oil and gas industry;

•weather conditions; actions or inactions of third-party operators of our properties;
costs and liabilities associated with environmental, health and safety laws;

•our ability to find and retain highly skilled personnel;

•operating hazards attendant to the oil and natural gas business;

•competition in the oil and natural gas industry;

•evolving geopolitical and military hostilities in the Middle East;

•the ongoing COVID-19 pandemic, including any reactive or proactive measures taken by businesses, governments and by other organizations related thereto, and the direct and indirect effects of COVID-19 on the market for and price of oil;

•the other factors discussed in Part I, Item 1A-- “Risk Factors” in this Annual Report, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, references in this Annual Report to “Circle,” “Circle Energy,” “the Company,” “we,” “us,” “our” or “ours” refer to Circle Energy, Inc.

PART I

Item 1:Business

General

Circle Energy, Inc., a Nevada corporation, (the “Company,” or “Circle,” “we,” “us,” “our,” or similar terms) was formed on December 7, 2021, for the purpose of acquiring oil and gas companies, projects, or properties and partnering with an established management team in the oil and gas industry.  We have acquired an interest in our first oil and gas property and entered into a joint venture agreement for further development of the area of mutual interest.  Our plans include first to explore and expand our acreage position with our joint venture partner and second to devise a development plan, partnering with industry players and associates to expand and generate growth of our company.  We have not established specific criteria for additional projects but will rely on the experience of our management team in identifying and negotiating the purchase of potential oil and gas companies, projects, or properties.

Our Mission

Circle’s mission is to deliver competitive and sustainable returns to its shareholders by acquiring, developing, exploring for, and commercializing oil and natural gas resources vital to the world’s health and welfare.

Our Business Strategy

Circle was formed with the intent of establishing an operating company from which to pursue opportunities to partner with an established management team, providing that team with access to the public market and with management’s own extensive experience and with the benefit of its expansive relationships. Either in conjunction with or subsequent to uniting with a top-notch management team, Circle intends to acquire operatorship of existing oil and gas properties it believes have significant remaining development potential. Management has decades of involvement in the oil and natural gas industry and has gained vast knowledge and experience in all phases of establishing and growing a company, including assessing management team potential and evaluating and acquiring assets. Additionally, we believe the relationships that management has established throughout their careers will be highly beneficial in connecting with and engaging a high-quality management team and in identifying, evaluating and acquiring high quality assets. We further believe management’s experience and relationships with the financial and capital markets will provide the selected management team with valuable tools in identifying, negotiating for and financing targeted acquisitions.

Primary Business Operations

The Company intends to add to its existing acreage position and also to seek additional acquisition opportunities.

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel. These factors can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to evaluate, bid for, and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Governmental Regulations

Oil and natural gas operations such as ours are subject to various types of legislation, regulation and other legal requirements enacted by governmental authorities. This legislation and regulation affecting the oil and natural gas industry is under constant review for amendment or expansion. Some of these requirements carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, can affect our profitability.

Regulation of Drilling and Production

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have a material adverse effect on the Company.

Currently, our properties and operations are in Texas, which have regulations governing conservation matters, such as the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, Texas imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation of Oil

Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices, however, Congress could reenact price controls in the future.

Our sales of crude oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Regulation of Transportation and Sale of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Although the FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

We cannot accurately predict whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Therefore, we cannot provide any assurance that the less stringent regulatory approach established by the FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

Environmental Compliance and Risks

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. At the federal level, among the more significant laws that may affect our business and the oil and natural gas industry generally are: the

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”); the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act (“RCRA”); the Clean Air Act (“CAA”); Federal Water Pollution Control Act of 1972, or the Clean Water Act (“CWA”); and the Safe Drinking Water Act of 1974. These federal laws are administered by the United States Environmental Protection Agency (“EPA”). Generally, these laws (i) regulate air and water quality, impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes; (ii) subject our operations to certain permitting and registration requirements; (iii) require remedial measures to mitigate pollution from former or ongoing operations; and (iv) may result in the assessment of administrative, civil and criminal penalties for failure to comply with such laws. In addition, there is environmental regulation of oil and gas production by state and local governments in the jurisdictions where we operate. As described below, there are various regulations issued by the EPA and other governmental agencies pursuant to these federal statutes that govern our operations.

In Texas, specific oil and natural gas regulations apply to oil and gas operations, including the drilling, completion and operations of wells, and the disposal of waste oil and saltwater. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and natural gas industry are:

Hazardous Substances and Wastes

CERCLA, also known as the Superfund law, and analogous state laws impose liability on certain classes of persons, known as “potentially responsible parties,” for the disposal or release of a regulated hazardous substance into the environment. These potentially responsible parties include (1) the current owners and operators of a facility, (2) the past owners and operators of a facility at the time the disposal or release of a hazardous substance occurred, (3) parties that arranged for the offsite disposal or treatment of a hazardous substance, and (4) transporters of hazardous substances to off-site disposal or treatment facilities. While petroleum and natural gas liquids are not designated as a “hazardous substance” under CERCLA, other chemicals used in or generated by our operations may be regulated as hazardous substances. Potentially responsible parties under CERCLA may be subject to strict, joint and several liability for the costs of investigating and cleaning up environmental contamination, for damages to natural resources and for the costs of certain health studies. In addition to statutory liability under CERCLA, common law claims for personal injury or property damage can also be brought by neighboring landowners and other third parties related to contaminated sites.

RCRA, and comparable state statutes and their implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous wastes. Under a delegation of authority from the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Certain wastes associated with the production of oil and natural gas, as well as certain types of petroleum-contaminated media and debris, are excluded from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated as solid waste (i.e., non-hazardous waste) under the less stringent provisions of Subtitle D of RCRA. It is possible, however, that certain wastes now classified as non-hazardous could be classified as hazardous wastes in the future and therefore be subject to more rigorous and costly disposal requirements. Legislation has been proposed from time to time in Congress to regulate certain oil and natural gas wastes as hazardous waste under RCRA. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our consolidated results of operations and financial position.

Under CERCLA, RCRA and analogous state laws, we could be required to remove or remediate environmental impacts on properties we currently own and lease or formerly owned or leased (including hazardous substances or wastes disposed of or released by prior owners or operators), to clean up contaminated off-site disposal facilities where our wastes have come to be located or to implement remedial measures to prevent or mitigate future contamination. Compliance with these laws may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either we or our acquired properties are involved in or subject to, or arising out of any predecessor operations.

Air Emissions

Our operations are subject to the federal CAA and comparable state and local laws and regulations, which regulate emissions of air pollutants from various sources and mandate certain permitting, monitoring, recordkeeping and reporting requirements. The CAA and its implementing regulations may require that we obtain permits prior to the construction, modification or operation of certain projects or facilities expected to produce or increase air emissions above certain threshold levels and strictly comply with those permits, including emissions and operational limitations. These permits may require us to install emission control technologies to limit emissions, which can impose significant costs on our business. We note that in June 2016, the EPA finalized rules regarding criteria for aggregating multiple small sites into a single source for air permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities to be aggregated for permitting purposes, resulting in treatment as a major source, and thereby triggering more stringent air permitting requirements. Violation of CAA requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. Furthermore, future capital expenditures may be required for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

The trend under CAA regulations has been to increase the stringency of air quality standards, which may require us to incur capital expenditures for air pollution control equipment or other costs. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standards for ozone to 70 parts per billion, which was a significant decrease from the prior standards. On December 31, 2020, EPA published in the Federal Register its decision to retain the 2015 ozone standards; however, the current administration has announced that it intends to review this rule under the January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures. Compliance with these and any future air pollution control and permitting requirements has the potential to delay the development of our oil and natural gas projects and increase our costs of development and production, which costs could be significant.

Oil Pollution Prevention

The Oil Pollution Act of 1990 amended the CWA to impose liability for releases of crude oil from vessels or facilities into navigable waters. If a release of crude oil into navigable waters occurs during shipment or from an oil terminal, we could be subject to liability under the Oil Pollution Act. In 1973, the EPA adopted oil pollution prevention regulations under the CWA. These oil pollution prevention regulations require the preparation of a Spill Prevention Control and Countermeasure (“SPCC”) plan for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming crude oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. SPCC requirements under the CWA require appropriate containment berms and similar structures to help prevent the discharge of pollutants into regulated waters in the event of a crude oil or other constituent tank spill, rupture or leak. The SPCC regulations require affected facilities to prepare a written, site-specific SPCC plan, which details how a facility’s operations comply with the requirements of the pollution prevention regulations. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intra-facility piping), inspections and records, security, and training. Most importantly, the facility must fully implement the SPCC plan and train personnel in its execution. Where applicable, we maintain and implement SPCC plans for our facilities.

Water Discharges

The CWA and analogous state laws and regulations impose restrictions and strict controls regarding the discharge of pollutants into navigable waters, defined as waters of the United States (“WOTUS”), as well as state waters. The CWA prohibits the placement of dredge or fill material in wetlands or other WOTUS unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”) or a delegated state agency pursuant to Section 404. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Also, in June 2016, the EPA issued a final rule implementing wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly owned treatment works. This restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

The scope of EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a final rule in September 2015 that attempted to clarify the federal jurisdictional reach over WOTUS under Section 404 of the CWA. The EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 WOTUS rule for two years. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule. The EPA and the Corps replaced the 2015 WOTUS rule by promulgating the Navigable Waters Protection Rule on April 21, 2020, which provides a revised definition of WOTUS and became effective on June 22, 2020.  These regulations have been challenged in federal court, however, and the scope of the CWA’s jurisdiction may remain fluid until all litigation is concluded. Further regulatory changes are likely, as the current administration has announced that it intends to review the Navigable Waters Protection Rule under the January 20, 2021 Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. The pending litigation and future regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in WOTUS in connection with our operations.

Underground Injection Control

The underground injection of crude oil and natural gas wastes is regulated by the Underground Injection Control (“UIC”) Program, as authorized by the Safe Drinking Water Act, as well as by state programs. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluid from the injection zone into underground sources of drinking water, as well as to prevent communication between injected fluids and zones capable of producing hydrocarbons. The Safe Drinking Water Act establishes requirements for permitting, testing, monitoring, recordkeeping, and reporting of injection well activities, as well as a prohibition against the migration of fluid containing contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in the suspension of permits, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries.

Under the auspices of the federal UIC program as implemented by states with UIC primacy, regulators, particularly at the state level, are becoming increasingly sensitive to possible correlations between underground injection and seismic activity. Consequently, state regulators implementing both the federal UIC program and state corollaries are heavily scrutinizing the location of injection facilities relative to faulting and are limiting both the density and injection facilities as well as the rate of injection.

Hydraulic Fracturing

Hydraulic fracturing is a practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations by injecting water, sand and chemicals under pressure. Oil and natural gas may be recovered from certain of our oil and natural gas properties through the use of hydraulic fracturing. Hydraulic fracturing is subject to regulation by state regulatory authorities, and several federal agencies have asserted federal regulatory authority over certain aspects of the hydraulic fracturing process. For example, the EPA published permitting guidance in February 2014 addressing the use of diesel fuel in fracturing operations, and in June 2016 EPA issued final effluent limitations guidelines under the CWA that waste-water from shale natural gas extraction operations must meet before discharging to a publicly owned treatment works. The EPA also issued an Advance Notice of Proposed Rulemaking under the Toxic Substances Control Act (“TSCA”) in 2014 regarding reporting of the chemical substances and mixtures used in hydraulic fracturing but, to date, has taken no further action. Separately, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands. However, a Wyoming federal court struck down this rule in June 2016. The June 2016 decision was appealed by the BLM to the U.S. Circuit Court of Appeals for the Tenth Circuit. However, following issuance of a presidential executive order to review rules related to the energy industry, in July 2017, the BLM published a notice of proposed rulemaking to rescind the 2015 final rule. In September 2017, the Tenth Circuit issued a ruling to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in light of the BLM’s proposed rulemaking. The BLM issued a final rule repealing the 2015 hydraulic fracturing rule in December 2017. The current administration has announced that it intends to review the repeal of the 2015 hydraulic fracturing rule under the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, at this time, federal legislation related to hydraulic fracturing appears uncertain. In Texas, specific oil and natural gas regulations apply to oil and gas operations, including the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency. As an example, the Texas Railroad Commission (“RRC”) adopted rules in 2014 requiring companies seeking permits for disposal wells to provide seismic activity data in permit applications. The rules also allow the RRC to modify, suspend, or terminate permits if a disposal well is determined to be causing seismic activity. Determinations by the RRC under these rules may adversely affect our operations.

Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In Texas, however, local governments are expressly preempted from regulating oil and gas operations with limited exceptions, under Texas Natural Resources Code Section 81.0523. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the local, state or federal level, our fracturing activities could become subject to additional permit and financial assurance requirements, more stringent construction requirements, increased reporting or plugging and abandoning requirements or operational restrictions and associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable and could cause us to incur substantial compliance costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

Climate Change

Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit or reduce emissions of so-called greenhouse gases (“GHGs”), such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. In December 2009, the EPA published an endangerment finding concluding that emissions of CO2, methane and certain other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on its findings, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit requirements for GHG emissions from certain large stationary sources that already are major sources of criteria pollutants under the CAA. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically are GHG emissions could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities that exceed GHG emission thresholds. In addition, the EPA has adopted rules requiring the reporting of GHG emissions from oil and natural gas production and processing facilities on an annual basis, as well as reporting GHG emissions from gathering and boosting systems, oil well completions and workovers using hydraulic fracturing.

In June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program to minimize methane emissions, under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“GHG NSPS”). On April 18, 2017, the EPA announced its intention to reconsider certain aspects of those regulations, and in June 2017, the EPA proposed a two-year stay of certain requirements of the GHG NSPS regulations. In October 2018 the EPA proposed revisions to the GHG NSPS, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain GHG NSPS requirements is technically infeasible. EPA proposed further revisions to the GHG NSPS on September 24, 2019, including rescinding the methane requirements in the GHG NSPS that apply to sources in the production and processing segments of the industry. In September 2020, the EPA finalized amendments to the GHG NSPS that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. The current administration has announced that it intends to review the September 2020 rules under the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis, which review may result in the reinstatement of the now-rescinded standards or promulgation of more stringent standards. Our Company has taken measures to control methane leaks, but it is possible that these rules and future revisions thereto will require us to take further methane emission reduction measures, which may require us to expend material sums.

In addition, in November 2016, the U.S. Department of the Interior Bureau of Land Management (“BLM”) issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on federal lands that are substantially similar to the GHG NSPS requirements. However, in December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. Further, in September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule, which became effective on November 27, 2018. Both the 2016 and the 2018 rule were challenged in federal court. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. As a result of these decisions, the 1979 regulations concerning venting, flaring and lost production on federal land have been reinstated. The current administration is likely to impose new regulations on GHG emissions from oil and natural gas production operations on federal land, given the long-term trend towards increasing regulation in this area. Moreover, several states have already adopted rules requiring operators of both new and existing sources to develop and implement an LDAR program and to install devices on certain equipment to capture methane emissions. Compliance with these rules could require us to purchase pollution control and leak detection equipment, and to hire additional personnel to assist with inspection and reporting requirements.

Additionally, a number of state and regional efforts are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measure each country will use to achieve its GHG emissions targets, (the “Paris Agreement”). However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, which became effective November 4, 2020. President Biden announced on January 20, 2021 that the United States will rejoin the Paris Agreement. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations. It is not possible at this time to predict how or when the United States might impose further restrictions on GHG emissions as a result of the Paris Agreement. The adoption and implementation of any laws or regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require additional expenditures to reduce emissions of GHGs associated with its operations or could adversely affect demand for the oil and natural gas we produce, and thus possibly have a material adverse effect on our revenues, as well as having the potential effect of lowering the value of our reserves. Recently, stakeholders concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on the Company and potentially subject the Company to further regulation. The trend of more expansive and stringent environmental legislation and regulations, including greenhouse gas regulation, could continue, resulting in increased costs of conducting business and consequently affecting our profitability.

Operational Hazards and Insurance

The oil and natural gas business involves a variety of operating risks, including the risk of fire, explosions, well blow-outs, pipe failures, industrial accidents, and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil releases, chemical releases, natural gas leaks and the discharge of toxic gases.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to us, for example, as a result of damage to our property or equipment or injury to our personnel. These operational risks could also result in the spill or release of hazardous materials such as drilling fluids or other chemicals, which may result in pollution, natural resource damages, or other environmental damage and necessitate investigation and remediation costs. As a result, we could be subject to liability under environmental law or common law theories. In addition, these operational risks could result in the suspension or delay of our operations, which could have significant adverse consequences on our business.

In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. Under certain circumstances, we may be liable for environmental damage caused by previous owners or operators of properties that we own, lease or operate. As a result, we may incur substantial liabilities to third parties or governmental entities for environmental matters for which we do not have insurance coverage, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

Human Capital Management

While Mr. Rochford and Mr. William “Randy” Broaddrick continue to expend efforts on behalf of Circle, they are not employees.  The Company does not currently have any full or part time employees.  The Company has, however, engaged individuals on an as needed, contract basis.

As the Company completes additional acquisitions, adds additional acreage and begins development, we will need to add full time personnel.  We recognize that attracting, retaining and developing our employees is critical for our future success.  Key to our mission is our employees upon which the foundation of our company is built.  We seek to employ the best people who exemplify our core values of honesty and integrity, and are diligent, hard-working individuals who deliver results, and who are good neighbors and contribute to the communities in which they live.  Attracting and retaining key personnel with the knowledge and experience needed will be important to our future success.  As a new and smaller company, we may be at a disadvantage in this regard as our resources for compensation are currently limited.

Seasonal Nature of Business

Generally, the demand for oil and natural gas fluctuates depending on the time of year. Seasonal anomalies such as mild winters or hot summers may sometimes lessen this fluctuation. Further, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand.

Available Information

The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A:Risk Factors

The following risks and uncertainties may affect our performance, results of operations and the trading price of our common stock.

Risks Relating to Our Business, Operations and Strategy

We are a recently incorporated startup company with limited operating history and no revenues, and purchasers of the Shares will have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated on December 7, 2021, and during our startup phase have only acquired our first oil and gas property in May 2022.  Thus, we have no financial operating result on which to evaluate investment in the Company. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring, drilling, and developing oil and gas properties and generating revenue therefrom.

Past performance by Messrs. Rochford and Broaddrick may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Messrs. Rochford and Broaddrick is presented for informational purposes only. Any past experience and performance is not a guarantee either: (i) that we will be able to successfully identify profitable oil and gas properties or companies; or (ii) of any results with respect to any such acquisitions we may consummate. You should not rely on the historical record and performance of Messrs. Rochford or Broaddrick as indicative of the specific future performance of an investment in us or the returns, if any, we may or could generate going forward. An investment in us is not an investment in Messrs. Rochford or Broaddrick.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our initial acquisition. Each of our officers and directors is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our initial operations are dependent upon a small group of individuals, namely Messrs. Rochford and Broaddrick. We believe that our success depends on the continued service of these officers and directors, at least until we have completed our initial target acquisition. We do not have an employment agreement with, or key-man insurance on the life of either of these persons. The unexpected loss of the services of one or more of these parties could have a detrimental effect on us.

We may issue notes or other debt securities, or otherwise incur substantial debt, to acquire further oil and gas projects or companies, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to initiate our principal business activities. The incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues after an initial business acquisition are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•our inability to pay dividends on our common stock;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the specific industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing to fund our oil and gas operations or growth acquisitions, which could compel us to restructure or abandon a particular project.

Although we believe that the net proceeds from our founder and from our prior nonpublic offering will be sufficient to allow us to complete our initial operations, in order to complete our drilling obligation on our current lease or to acquire further properties or existing oil and gas companies. If our funds on hand prove to be insufficient, either because of the inability to partner with others for development of our current oil and gas lease, or the depletion of the available cash in search of new projects, we may be required to seek additional financing or to abandon a proposed acquisition. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial acquisition, we would be compelled to either restructure the transaction or abandon that particular target and seek an alternative candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of our business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after any business transaction.

Our founding stockholders will control the election of our board of directors until consummation of our initial business acquisition and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial acquisition and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our founding stockholders own approximately 78.7% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business acquisition. As a result, other shareholders will not have any influence over the election of directors prior to our initial business acquisition.

Provisions in Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Section 78.411 et seq. of the NRS affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of two years following the time that the stockholder becomes an “interested stockholder.” We may elect in any future amendments to our articles of incorporation not to be subject these sections. These provisions may limit the ability of third parties to acquire control of our Company.

If our assessments of purchased properties are materially inaccurate, it could have a significant impact on future operations and earnings.

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

•	the amount of recoverable reserves;

•	future oil and natural gas prices;

•	estimates of operating costs;

•	estimates of future development costs;

•	estimates of the costs and timing of plugging and abandonment; and

•	potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. We plan to undertake further development of our properties through the use of cash flow from existing production. Therefore, a material deviation in our assessments of these factors could result in less cash flow being available for such purposes than we presently anticipate, which could either delay future development operations (and delay the anticipated conversion of reserves into cash) or cause us to seek alternative sources to finance development activities.

The loss of key members of management or failure to attract and retain other highly qualified personnel could, in the future, affect the Company’s business results.

The Company’s success depends on its ability to attract, retain and motivate a highly-skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of management and personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute its operational strategy. As the Company continues to expand, it will need to promote or hire additional staff, and, as a result of increased compensation and benefit mandates, it may be difficult to attract or retain such individuals without incurring significant additional costs.

Risks Relating to the Oil and Natural Gas Industry

The recent US import ban on energy from Russia which has resulted in increased commodity prices, and a threatened corresponding export ban from Russia, creates uncertainty in the oil and gas markets which may affect the Company’s ability to commence operations.

On March 8, 2022, in response to Russia’s invasion of Ukraine, the President signed an executive order banning the import of Russian oil, liquified national gas, and coal to the US.  In addition, the executive order mandates that the US will work with its allies to adopt a similar ban.  Oil prices spiked to their highest levels since 2008 as a result of the executive order.  Russia has threatened to retaliate with an embargo on gas exports, particularly to Europe, and has further demanded payment for gas by customers in Rubles, the Russian currency, rather than in euros or dollars.  Historically, oil prices have been volatile, as evidenced most recently by the significant decline in oil and gas prices as a result of global reduction in the consumption of oil and gas products during the initial stages of the pandemic.  The current import ban, and any Russian export ban, could result in much higher prices for oil and gas based on increased demand for oil and gas, particularly in the US and Europe.  It is impossible to predict the ultimate effect actions to ban oil and gas imports and exports from and to Russia will have on the global economy and commodity prices in general.  Uncertainty in the oil and gas markets could have an adverse impact on the proposed business of the Company if investors and others are reluctant to invest in oil and gas projects.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (43%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data obtained by analyzing other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas, which has recently been negatively affected by concerns about the impact of COVID-19;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the oil price war between Russia and Saudi Arabia;
•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including embargoes, in or affecting other oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per BOE basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. The recent drop in the price of oil has forced the Company, as well as other operators, to re-evaluate our current capital expenditure budget and make changes accordingly that we believe are in the best interest of the Company and its stockholders.  A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. For example, on January 20, 2021, the Biden Administration placed a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and on January 27, 2021, the Department of Interior acting pursuant to an Executive Order from President Biden suspended the federal oil and gas leasing program indefinitely. While we do not have a significant federal lands acreage position at 240 net acres, these actions could have a material adverse effect on the Company and our industry.

Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. . .” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:  delays imposed by or resulting from compliance with regulatory requirements; pressure or irregularities in geological formations; shortages of or delays in obtaining equipment and qualified personnel; equipment failures or accidents; adverse weather conditions; reductions in oil and natural gas prices; title problems; and limitations in the market for oil and natural gas.

We may incur substantial losses and be subject to substantial liability claims as a result of any oil and natural gas operations.

It may not be possible to insure against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect any future business opportunities. Oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

●environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

●abnormally pressured formations;

●mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

●fires and explosions;

●personal injuries and death; and

●natural disasters.

Any of these risks could adversely affect our ability to conduct future operations or result in substantial losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could materially and adversely affect.

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve additional risks and uncertainties in their application if compared to conventional drilling.

Our operations utilize some of the latest horizontal drilling and completion techniques as developed by us, other oil and natural gas exploration and production companies and our service providers. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

•drilling wells that are significantly longer and/or deeper than wells drilled by others;

•landing our wellbore in the desired drilling zone;

•staying in the desired drilling zone while drilling horizontally through the formation;

•running our casing the entire length of the wellbore; and

•being able to run tools and other equipment consistently through the horizontal wellbore.

Risks that we face while completing our wells include, but are not limited to, the following:

•the ability to fracture or stimulate the planned number of stages in a horizontal or lateral wellbore;

•the ability to run tools the entire length of the wellbore during completion operations; and

•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Competition is intense in the oil and natural gas industry.

We operate in a highly competitive environment for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas reserves or in our marketing of production, then our financial condition and operation results may be adversely affected.

We may be adversely affected by natural disasters, pandemics (including the recent coronavirus outbreak) and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations.

Natural disasters, adverse weather conditions, floods, pandemics (including the recent coronavirus outbreak), acts of terrorism and other catastrophic or geo-political events may cause damage or disruption to our operations and the global economy, or could result in market disruption, any of which could have an adverse effect on our business, operating results, and financial condition.

The ongoing coronavirus outbreak at the beginning of 2020 has impacted various businesses throughout the world, including an impact on the global demand for oil and natural gas, travel restrictions and the extended shutdown of certain businesses in impacted geographic regions.  If the coronavirus outbreak situation should worsen, it could have a material adverse impact on our business operations, operating results and financial condition.

The ongoing COVID-19 pandemic, and the relations of and agreements between OPEC+ producers, could disrupt our operations and adversely impact our business and financial results.

The COVID-19 pandemic has led to worldwide shutdowns, reductions in commercial and interpersonal activity, and changes in consumer behavior. In attempting to control the spread of COVID-19, governments around the world imposed regulations such as shelter-in-place orders, quarantines, executive orders and similar restrictions. As a result, the global economy has been marked by significant slowdown and uncertainty, which in turn has led to a precipitous decline in oil prices in response to decreased demand, further exacerbated by the OPEC+ price war during the first quarter 2020 and global storage shortages. The confluence of these events has resulted in a significantly weaker outlook for oil and natural gas producers, including reduced operating and capital budgets as well as diminished market confidence in overall industry viability. While OPEC+ producers have agreed to cut oil production to a limited extent, downward pressure on commodity prices has remained and could continue for the foreseeable future. We currently are unable to predict the duration or severity of the spread of COVID-19 or the adverse effects thereof, including a global economic recession resulting from the pandemic, or the continuance or effectiveness of the OPEC+ voluntary production adjustments (or the terms thereof or compliance therewith). If economic and industry conditions do not improve, these factors will adversely impact our financial condition and results of operations.

The current environment may make it even more difficult to comply with our covenants and other restrictions in our credit facility, and a lack of confidence in our industry on the part of the financial markets may result in one or more of the following, any of which could lead to reduced liquidity: a lack of access to capital; an event of default under our credit facility; the possible acceleration of our repayment of outstanding debt under our credit facility; the exercise of certain remedies by our lenders; or a limited or total inability to refinance our debt.

Extreme weather conditions, which could become more frequent or severe due to climate change, could adversely affect our ability to conduct drilling, completion and production activities in the areas where we operate.

Any future exploitation and development activities and equipment could be adversely affected by extreme weather conditions, such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such extreme weather conditions could also impact access to our drilling and production facilities for routine operations, maintenance and repairs and the availability of and our access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our operations and materially increase our operation and capital costs, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal, Regulatory, Privacy and Tax Matters

Legislative and regulatory initiatives related to global warming and climate change could have an adverse effect on our operations and the demand for oil and natural gas.

The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of greenhouse gases, or GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes or fees, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the U.S. CAA. For example, the EPA has adopted and implemented regulations under existing provisions of the CAA that, among other things, establish permitting requirements for GHG, require that certain facilities meet “best available control technology” standards, and mandate annual reporting of GHG emissions.

The EPA also sought to address climate change through its GHG NSPS regulations, which the current administration intends to review, pursuant to the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. Many state governments have established rules aimed at reducing greenhouse gas emissions, including greenhouse gas cap and trade programs. Most of these cap-and-trade programs work by requiring major sources of emissions to acquire and surrender emission allowances. It is difficult to predict the timing and certainty of such government actions and their ultimate effect, which could depend on, among other things, the type and extent of greenhouse gas reductions required, the availability and price of emissions allowances or credits, the availability and price of alternative fuel sources, the energy sectors covered, and the ability to recover the costs incurred through our operating agreements or the pricing of oil, natural gas, and other products.

On an international level, the United States is one of almost 200 nations that agreed in December 2015 to the Paris Agreement. However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, which became effective November 4, 2020. On February 19, 2021, the United States rejoined the Paris Agreement. Further, several states and local governments remain committed to the principles of the Paris Agreement in their effectuation of policy and regulations.

Oil and gas companies are subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state, local and international regulation. It is not possible to predict how or when regulations affecting operations might change. The Biden Administration’s January 20, 2021 issuance of a 60-day moratorium on new oil and gas leasing and drilling permits on federal land, and the related January 27, 2021 Executive Order suspending the federal oil and gas leasing program are examples of the uncertainties oil and gas companies and the industry face with respect to regulation at the federal level. Similarly, at the state level, New Mexico’s consideration of legislation to prohibit certain uses of freshwater in fracking operations, implement new disclosure requirements, and increase penalties may affect the cost and feasibility of a company’s business. It could be required to make large expenditures to comply with governmental regulations. Other matters subject to regulation include: discharge permits for drilling operations; drilling bonds; reports concerning operations; the spacing of wells; unitization and pooling of properties; and taxation.

Under these laws, a company could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of its operations and subject it to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase a company’s costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect the company’s financial condition and results of operations.

Our operations may incur substantial liabilities to comply with the environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition as well as the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed. The amount of additional future costs is not fully determinable due to such factors as the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions or compliance efforts that may be required, the determination of the company’s liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties.

Our proposed operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for the oil and natural gas we produce.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. Nevertheless, a number of regulations have been adopted and proposed which could result in significant changes to the oil and gas industry.  For example, the release of methane into the environment is now strongly regulated and may require the dedication of additional funds for compliance.  The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for greenhouse gas (“GHG”) emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.  Further, the effects of climate change, such are more frequent and severe climate events could adversely affect our ability to produce, transport, or market any oil and gas we produce.

Risks Relating to Our Capital Structure

We may be unable to access the equity or debt capital markets to meet our obligations.

Our plans for growth may include accessing the capital markets. Recent reluctance to invest in the exploration and production sector based on market volatility, perceived underperformance and Environmental, Social and Governance (ESG) trends, among other things, has raised concerns regarding capital availability for the sector. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, we may be unable to implement all of our development plans, make acquisitions or otherwise carry out our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Risks Relating to Technology and Cybersecurity

We rely on computer and telecommunications systems, and failures in our systems or cyber security attacks or breaches could result in information theft, data corruption, disruption in operations and/or financial loss.

The oil and natural gas industry has become increasingly dependent upon digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information, process and store personally identifiable information on our employees and royalty owners and communicate with our employees and other third parties. Our business partners, including vendors, service providers, purchasers of our production and financial institutions, are also dependent on digital technology. It is possible that we could incur interruptions from cyber security attacks or breaches, computer viruses or malware that could result in disruption of our business operations and/or financial loss. Although we utilize various procedures and controls to monitor and protect against these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing and causing us to suffer losses in the future. Even so, any cyber incidents or interruptions to our computing and communications infrastructure or our information systems could lead to data corruption, communication interruption, unauthorized release, gathering, monitoring, misuse or destruction of proprietary or other information, or otherwise significantly disrupt our business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Risks Relating to Our Common Stock

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

•our operating and financial performance and prospects;

•variations in our quarterly operating results and changes in our liquidity position;

•investor perceptions of us and the industry and markets in which we operate;

•future sales, or the availability for sale, of equity or equity-related securities;

•changes in securities analysts’ estimates of our financial performance;

•changes in market valuations of similar companies;

•changes in the price of oil and natural gas; and

•general financial, domestic, economic and other market conditions.

We have no current plans to pay dividends on our common stock.

We do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

We are an “emerging growth company,” and will be able take advantage of reduced disclosure requirements applicable to “emerging growth companies,” which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. As an emerging growth company, our financial statements may not be comparable to those of other companies because of the reduced reporting requirements of an emerging growth company.  Further, we cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may authorize and issue shares of preferred stock to acquire an oil and gas property or company or shares of our common stock under an employee incentive plan after completion of an acquisition of such a company. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Although our articles of incorporation do not authorize any preferred shares, they could easily be amended to do so with board consent and majority shareholder approval by the founders.  We would also likely issue a substantial number of shares of Common Stock, and may issue shares of preferred stock, in order to complete our initial acquisition or under an employee incentive plan after completion of our initial business combination. The issuance of additional shares of common or preferred stock:

•may significantly dilute the equity interest of current shareholders;

•may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded the holders of our common stock;

•could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•may adversely affect prevailing market prices for our common stock, should a public trading market develop.

Provisions under Nevada law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

In addition to the ability of the Board of Directors to issue preferred stock, the existence of some provisions under Nevada law could delay or prevent a change in control of the Company, which could adversely affect the price of our common stock. Nevada law imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding common stock.

Item 1B:Unresolved Staff Comments

None.

Item 2:Properties

General Background

Circle currently owns an interest in acreage in Texas. Our current business model is to focus on increasing our acreage position through additional leasing and acquisition.

Management’s Business Strategy Related to Properties

Our goal is to increase stockholder value by investing in oil and natural gas projects with attractive rates of return on capital employed. We plan to achieve this goal by adding acreage and assets with significant development potential.

Pursuing Profitable Acquisitions

We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties. We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.

Summary of Oil and Natural Gas Properties and Projects

Significant Operations

We own a 75% working interest, 55.5% net revenue interest, in an 80 acre tract located in Andrews County, Texas.  Under the lease agreement, we are required to drill at least two wells, one on each 40-acre farmout tract, within three years or the rights under the lease to any undrilled tract or tracts will automatically revert to Aspen.  We have also entered into a joint venture agreement to mutually develop an area of mutual interest near the current lease. This area of mutual interest consists of approximately 880 acres including and adjoining the acquired acreage.  If we are successful in acquiring additional acreage, we would jointly own mineral rights in the same percentage of ownership as the current lease (75% working interest, 55.5% net revenue interest).

Title to Properties

We generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination is usually conducted and any significant defects are remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other customary burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

Acreage

The following table summarizes gross and net developed and undeveloped acreage as of December 31, 2020 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	-	-	80	60	80	60

Total	-	-	80	60	80	60

Leases of undeveloped acreage will generally expire at the end of their respective primary terms unless production from such leasehold acreage has been established prior to expiration of such primary term.  If production is established on such acreage, the lease will generally remain in effect until the cessation of production from such acreage and is referred to in the industry as “Held-By-Production” or “HBP.”  Leases of undeveloped acreage may terminate or expire as a result of not meeting certain drilling commitments, if any, or otherwise by not complying with the terms of a lease depending on the specific terms that are negotiated between lessor and lessee.

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2022, under lease which would expire over the next three years unless (i) drilling requirements are satisfied, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

	2025
	Gross	Net

Total	80	60

Other Properties and Commitments

Messrs. Rochford and Broaddrick work from home offices at no cost to the Company.  We also maintain executive office-sharing space at nominal cost to the Company.

Item 3:Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

Item 4:Mine safety disclosures

Not applicable.

PART II

Item 5:Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on OTC Markets under the trading symbol “CRCE.”  Our listing on OTC Markets began in December 2022.  Trading initiated on our stock on February 23, 2023.

Record Holders

As of March 29, 2023, there are approximately 78 holders of record of our common stock.

Dividend Policy

We do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

During the past three years the registrant has sold the following securities which were not registered under the Securities Act:

On December 7, 2021, the Company issued 1,200,000 shares to Lloyd T. Rochford, the founder of the Company, for $240,000 in cash and certain preorganization services.  The shares were issued to Mr. Rochford under Section 4(a)(2) of the Securities Act of 1933, as amended.

From January 26, 2022, through March 2, 2022, the Company conducted a non-public offering of its common stock at $0.80 per share solely to accredited investors under Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.  The Company sold 330,000 shares to 46 accredited investors for gross proceeds of $264,000.  At the time of the sale of the shares, the Company reasonably believed that each purchaser was an “accredited investor” as defined in Rule 501(a) of Regulation D. No underwriting discounts or commissions were paid in connection with the transactions.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2022.

Item 6:Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the year ended December 31, 2022 and the partial year ended December 31, 2021. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the year ended	For the partial year ended
Statements of Operations Data:	December 31, 2022	December 31, 2021
Revenues	$ -	$ -
Cost of revenues	-	-
General and administrative	63,095	3,226
Net loss	(63,095)	(3,226)

Basic and Diluted Loss per share	$ (0.04)	$ (0.04)

	As of December 31,
Balance Sheet Data:	2022	2021
Current assets	$ 349,755	$ 239,650
Oil and gas properties not subject to amortization	34,500	-
Total assets	384,255	239,650
Total current liabilities	3,513	5,226
Total long-term liabilities	-	-
Total Stockholders’ Equity	380,742	234,424

Item 7:       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report.

Overview

Circle was incorporated on December 7, 2021, as a Nevada company for the purpose of acting as an independent exploration and production company to engage in oil and natural gas development, production, acquisition, and exploration activities currently focused in Texas. We have acquired a 75% working interest in an 80-acre oil and gas lease located in Andrews County, Texas, and have entered into a joint venture agreement to explore the area of mutual interest surrounding the current lease for further acquisitions and development.

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

Year Ended December 31, 2022 Compared to the partial Year Ended December 31, 2021

Sales, production costs and production taxes. The Company does not currently have any producing wells and thus has no production, sales, production costs or production taxes nor has it ever had any to date.

Depreciation, depletion and amortization. We have no production and our current oil and gas properties thus are not yet subject to amortization.  Further, we have no depreciable assets.

General and administrative expenses. General and administrative expenses were $63,095 for year ended 2022, as compared to $3,226 for the partial year ended December 31, 2021, which included $3,000 in formation related expenses.  The increase is related to costs incurred in 2022 towards listing the common stock of the Company on OTC Markets.

Net loss. The Company had net loss of $63,095 for year ended 2022, as compared to $3,226 for the partial year ended December 31, 2021, which included $3,000 in formation related expenses.  This increase in loss was the result of incurring costs in 2022 towards listing the common stock of the Company on OTC Markets.

Liquidity and Capital Resources

Financing of Operations.  Our source of cash in 2022 was from a private placement offering of our common stock and in 2021 was from this issuance of founder’s shares.  These funds, along with funds from the issuance of founder’s shares, were used to fund our operations during 2022.  Those operations consisted of acquiring our initial acreage position and costs incurred towards listing the common stock of the Company on OTC Markets.

Equity Offering. During 2022, the Company issued 330,000 shares of common stock in a private placement offering.  The shares were subsequently registered via a Form S-1 filing.  Gross proceeds from this offering were $264,000.

Cash Flows. During 2022 and 2021, we had cash inflow from issuance of common stock of $209,413 and $237,650, respectively.  During 2022, we expended $34,500 in capital expenditures, to acquire our initial property.  We used in cash operating activity of $76,672 during the year ended December 31, 2022 and $2,650 for the partial year ended December 31, 2021.

As of December 31, 2022, we had cash on hand of $336,241 and working capital of $346,242, as compared to cash on hand of $235,000 and working capital of $234,424 as of December 31, 2021.

Contractual Obligations. The Company has a short term lease for executive office-sharing space in Tulsa, Oklahoma.

Subsequent Events

On February 23, 2023, trading was initiated on the Company’s common stock through its listing on the OTCQB.

Effects of Inflation and Pricing

The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do associated costs. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and the value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition. The Company accounts for revenues according to Accounting Standards Update (“ASU”) 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”).  The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. The contractual performance obligation is satisfied when the product is delivered to the customer.  Revenue is recorded in the month the product is delivered to the purchaser.  The Company receives payment from one to three months after delivery.  The transaction price includes variable consideration as product pricing is based on published market prices and reduced for contract specified differentials.  The guidance regarding ASU 2014-09 does not require that the transaction price be fixed or stated in the contract.  Revenue is recognized net of royalties due to third parties in an amount that reflects the consideration the Company expects to receive in exchange for those products.  See Note 2 of our financial statements for additional information.

Full Cost Method of Accounting. We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs (internal or external) associated with property acquisition, exploration and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are located within the continental United States.

Write-down of Oil and Natural Gas Properties.    Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation and amortization (“DD&A”) rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns.  As the Company currently has no revenues, there is reasonable doubt as to the realizability of any deferred tax assets.  For the years ended December 31, 2022 and 2021, we recorded a valuation allowance against our deferred tax asset of $13,250 and $677, respectively.

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue.

Please also see Item 1A “Risk Factors” above for a discussion of other risks and uncertainties we face in our business.

Item 8:Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included beginning at page F-1 of this Annual Report.

Item 9:Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Based on their evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change.

Item 9B:Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2022. Our Board of Directors (“Board”) believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills.

Name	Age	Positions

Lloyd T. Rochford	76	Chairman of the Board of Directors, Chief Executive Officer, President
William R. Broaddrick	45	Chief Financial Officer, Secretary, Treasurer, Director

Each of the directors identified above were appointed for a term of one year (or until their successors are elected and qualified).

Messrs. Rochford and Broaddrick joined the Board at formation in December 2021.  There are no family relationships between any director or executive officer or person nominated or chosen to become a director or officer of the Company.

The following biographies describe the business experience of our executive officers and directors:

Lloyd T. (“Tim”) Rochford.  Mr. Rochford has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. During that time, he has been an operator of wells in the mid-continent of the United States, evaluated leasehold drilling and production projects, and arranged and raised approximately $1 billion in private and public financing for oil and gas projects and development. Mr. Rochford has successfully established, operated, developed and sold/merged multiple natural resource companies, two of which were listed on the New York Stock Exchange.

The two most recent ventures, as previously noted, were Arena and Ring.  At Arena, Mr. Rochford led the company through both private and public equity transactions totaling in excess of $290 million and established a revolving credit facility, which was utilized for as much as $36.5 million, though it had a borrowing base of as much as $150 million.  At Ring, Mr. Rochford led the company through both private and public equity transactions totaling in excess of $465 million and established a revolving credit facility, which was utilized for as much as $366.5 million, though it had a borrowing base of as much as $425 million.

Mr. Rochford was a co-founder of Arena in 2000 and over the years 2000 through 2010 served as a director, Executive Chairman and CEO during different stages of his tenure.  During his tenure, Arena received numerous accolades from publications such as Business Week (“2007 Hot Growth Companies”), Entrepreneur (“2007 Hot 500”), Fortune (“2007, 2008, 2009 Fastest Growing Companies”), Fortune Small Business (“2007, 2008 Fastest Growing Companies”) and Forbes (“Best Small Companies of 2009”). Through Mr. Rochford’s efforts, Arena entered into a merger agreement and was acquired by a New York Stock Exchange company for $1.6 billion in July, 2010.  More recently, in 2011 Mr. Rochford co-founded Stanford Energy, Inc. which completed a reverse merger with Ring in 2012, at which time Mr. Rochford was appointed to the Board.  In January 2013, Mr. Rochford was appointed Executive Chairman of the Board. As Chairman, Mr. Rochford led Ring through years of tumultuous commodity pricing and through the initial phases and impacts of the COVID epidemic.  Led by Mr. Rochford’s recommendation, the Board concluded that a fresh approach was needed to continue Ring’s success, and the Board approved a transition which resulted in changes of multiple Board members and all senior executive positions and also included relocation the headquarters and the accounting offices.

In addition to Mr. Rochford’s excellence within the oil and gas industry, he has done extraordinary things through his foundation and in various other philanthropic endeavors.  Much of his efforts have been focused on assisting children in need.  The centerpiece of these efforts is the Burrage Mansion in Redlands, California.  Mr. Rochford bought and restored this historical property and through his foundation has turned the property into a sanctuary dedicated to the well-being and happiness of children in need.  As a result of Mr. Rochford’s various and extensive philanthropic work, he has received a multitude of recognition.

William R. (“Randy”) Broaddrick. Mr. Broaddrick was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions.  In 1999, Mr. Broaddrick received a bachelor’s degree in Accounting from Langston University through Oklahoma State University – Tulsa.  During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC, performing state production tax functions.  From 2001 until 2010, Mr. Broaddrick was employed by Arena Resources, as Vice President and Chief Financial Officer.  During 2011, Mr. Broaddrick joined Stanford Energy, Inc. as Chief Financial Officer. Following the merger transaction between Stanford Energy and Ring, Mr. Broaddrick became Chief Financial Officer of Ring as of July 2012.  Mr. Broaddrick resigned from Ring Energy, Inc. in March 2021 as part of the headquarters relocation and company leadership changes.

Number and Terms of Office of Officers and Directors

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices as it deems appropriate.

Committees

Because of its small size, the Board of Directors carries out the duties of the committees. We do not have compensation, audit, nominating, or other standing committees of the Board of Directors.

Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of the persons serving as directors or executive officers, and none of these persons has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

On March 9, 2023, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company. We will provide any person, without charge and upon request, a copy of the Code of Ethics.

Item 11:  Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Our founders, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combinations, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Item 12:Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on shares outstanding at March 29, 2023.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owners	Number	Percent

Lloyd T. Rochford	1,100,000	71.9%

William R. Broaddrick	100,000	6.5%

	1,200,000	78.4%

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13:Certain Relationships and Related Transactions, and Director Independence

Mr. Rochford as one of our founders purchased 1,200,000 shares at $0.20 per share for gross proceeds to the Company of $240,000 and transferred 100,000 of those shares to Mr. Broaddrick at no cost.

Policies and Procedures Regarding Related Party Transactions

We have not adopted a specific policy pursuant to which an actual or proposed financial transaction, arrangement or relationship with a related person is subject to review or approval or, if applicable, ratification, by our Board of Directors. Under Nevada law any contract or other transaction between the company and one or more of its officers or directors or another entity in which one or more of the directors or officers are directors or officers or are financially interested may be void or voidable unless (i) the common relationship is disclosed to the remaining disinterested directors who thereafter approve or ratify the contract or transaction; (ii) the common relationship is disclosed to shareholders and shareholders holding a majority of the voting power of the company, including shares held by the interested officer or director, approve or ratify the contract or transaction, or (iii) the contract or transaction is fair as to the company at the time it is authorized or approved.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the NYSE American (formerly known as the American Stock Exchange and more recently the NYSE MKT) to determine the independence of our directors. These standards provide that a person will be considered an independent director if he or she is not an officer of the Company and is, in the view of the Company’s Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. Our Board of Directors has determined that neither of our current directors would be considered independent.

Limitation on Liability and Indemnification of Officers and Directors

Under the Nevada Revised Statutes, director immunity from liability to a company or its stockholders for monetary liabilities applies automatically unless it is specifically limited by a company’s Articles of Incorporation. Our Articles of Incorporation do not specifically limit our directors’ immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with the company or its stockholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by our Board of Directors, (c) is provided by us, in our sole discretion, pursuant to the powers vested in us under Nevada law or (d) is required to be made pursuant to the Bylaws.

Item 14: Principal Accounting Fees and Services

The Board selected Hayne & Company as its independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2022.

Fees and Independence

Audit Fees. Haynie & Company billed the Company an aggregate of $10,000 for professional services rendered for the audit of the Company’s financial statements for the partial year ended December 31, 2021 (included in Form S-1 and subsequent amendments) and an aggregate of $9,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2022.  Additionally, the Company will be billed an aggregate of $10,000 for professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2022.

Audit Related Fees. No audit related fees were billed by Haynie & Company to the Company during 2021 and 2022.

Tax Fees. No tax fees were billed by Haynie & Company to the Company during 2021 and 2022.

All Other Fees. No other fees were billed by Haynie & Company to the Company during 2021 and 2022.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2022 and 2021

Statements of Operations for the year ended December 31, 2022 and the partial year ended December 31, 2021

Statements of Stockholders’ Equity for the year ended December 31, 2022 and the partial year ended December 31, 2021

Statements of Cash Flows for the year ended December 31, 2022 and the partial year ended December 31, 2021

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Articles of Incorporation	S-1	333-263384	3.1	3/9/22
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Join Venture Agreement dated May 17, 2022 [confidential information has been redacted]	S-1/A	333-263384	10.1	06/14/22
14.1		Code of Ethics (adopted on March 9, 2023)					X
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16:   Form 10-K Summary.

None

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Circle Energy, Inc.

By: /s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Chief Executive Officer

Date: March 29, 2023

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 29, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ William R. Broaddrick
Mr. Lloyd T. Rochford	Mr. William R. Broaddrick
Director	Director

Date: March 29, 2023	Date: March 29, 2023

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2022.

CIRCLE ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Circle Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Circle Energy, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and for the period December 7, 2021, (date of inception) through December 31, 2021, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and the period December 7, 2021 (date of inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Salt Lake City, Utah

March 29, 2023

We served as the Company’s auditor since 2022.

CIRCLE ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
As of	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$ 336,241	$ 235,000
Prepaid assets and retainers	13,514	4,650
Total Current Assets	349,755	239,650
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	-
Total Properties and Equipment	34,500	-
Total Assets	$ 384,255	$ 239,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 3,513	$ 5,226
Total Current Liabilities	3,513	5,226
Total Liabilities	3,513	5,226
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,200,000 shares issued and outstanding, respectively	1,530	1,200
Additional paid-in capital	445,533	236,450
Accumulated deficit	(66,321)	(3,226)
Total Stockholders' Equity	380,742	234,424
Total Liabilities and Stockholders' Equity	$ 384,255	$ 239,650

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

	For the year ended	For the partial year ended
	December 31, 2022	December 31, 2021

Revenues	$ -	$ -

Costs and Operating Expenses
Formation expenses	-	3,000
General and administrative expense	63,095	226

Total Costs and Operating Expenses	63,095	3,226

Loss from Operations	(63,095)	(3,226)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(63,095)	(3,226)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$ (63,095)	$ (3,226)

Basic and Diluted Loss per share	$ (0.04)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 7, 2021	-	$ -	$ -	$ -	$ -

Common stock issued for cash, net	1,200,000	1,200	238,800	-	240,000
Offering related expenses	-	-	(2,350)	-	(2,350)
Net income	-	-	-	(3,226)	(3,226)
Balance, December 31, 2021	1,200,000	$ 1,200	$ 236,450	$ (3,226)	$ 234,424

Common stock issued for cash, net	330,000	330	209,083	-	209,413
Net loss	-	-	-	(63,095)	(63,095)
Balance, December 31, 2022	1,530,000	$ 1,530	$ 445,533	$ (66,321)	$ 380,742

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

	For the year ended	For the partial year ended
	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities
Net loss	$ (63,095)	$ (3,226)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	(8,864)	(4,650)
Accounts payable	(1,713)	5,226
Net Cash Provided by Operating Activities	(73,672)	(2,650)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	(34,500)	-
Net Cash Used in Investing Activities	(34,500)	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	240,000
Proceeds from issuance of common stock, net of offering costs	209,413	(2,350)
Net Cash Provided by Financing Activities	209,413	237,650
Net Increase in Cash	101,241	235,000
Cash at Beginning of Period	235,000	-
Cash at End of Period	$ 336,241	$ 235,000
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations – Circle Energy, Inc. is a Nevada corporation. Circle Energy, Inc. is referred to herein as the “Company.” The Company owns interests in oil and natural gas properties located in Texas and is engaged primarily in the acquisition, exploration and development of oil and natural gas properties.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

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

Fair Values of Financial Instruments – The carrying amounts reported for the revolving line of credit approximates fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts of receivables and accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. The Company has cash in excess of federally insured limits as of December 31, 2022 and 2021. The Company places its cash with a high credit quality financial institution.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Natural Gas Properties – The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all costs (direct and indirect) associated with acquisition, exploration, and development of oil and natural gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized.  Thereafter this liability is accreted up to the final retirement cost.  An ARO is a future expenditure related to the disposal or other retirement of certain assets.  The Company’s ARO relates to future plugging and abandonment expenses of its oil and natural gas properties and related facilities disposal.

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. As the Company has no production and its properties are currently not subjection to amortization, no depletion expense has yet been incurred.

In addition, capitalized costs less accumulated depreciation, depletion and amortization and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of:

1) the present value of estimated future net revenues discounted ten percent computed in compliance with SEC guidelines;

2) plus the cost of properties not being amortized;

3) plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;

4) less income tax effects related to differences between the book and tax basis of the properties.

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

The Company currently has no land, buildings, equipment or leasehold improvements and thus does not record any depreciation expense.

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

For the years ended December 31, 2022 and 2021, the Company recorded a full valuation allowance against the deferred tax asset of $13,250 and $677, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of December 31, 2022, the Company has a valuation allowance of $13,927.

Accounting for Uncertainty in Income Taxes – In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return as a “major” tax jurisdiction.  Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. No significant interest or penalties have been levied against the Company and none are anticipated; therefore, no interest or penalty has been included in our provision for income taxes in the statements of operations.

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

Recently Adopted Accounting Pronouncements – In August 2018, the FASB issued Accounting Standards Updated (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurement.  ASU 2018-13 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted for either the entire standard or only the provisions that eliminate or modify requirements.  ASU 2018-13 requires that the additional disclosure requirements be adopted using a retrospective approach.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements,” which clarifies or improves disclosure requirements for various topics to align with Securities and Exchange Commission (SEC) regulations. This update is effective for the Company beginning in the first quarter of 2021 and will be applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the year ended	For the partial year ended
	December 31, 2022	December 31, 2021
Net Loss	$ (63,095)	$ (3,226)
Basic and Diluted Weighted-Average Shares Outstanding	1,489,954	78,904
Basic and Diluted Loss per Share	$ (0.04)	$ (0.04)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – ACQUISITIONS

On May 16, 2022, the Company entered into a Farmout Agreement and Conditional Lease Assignment, under the terms of which, we have acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas. We acquired the interest from Aspen Energy Partners, LTD., a Florida limited partnership which holds the remaining 25% working interest. While the Company believes that there are Proved Undeveloped (“PUD”) drilling locations on this acreage, a full reserve analysis has not yet been completed and so the Company has treated this acreage as unproven property.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The authoritative guidance requires disclosure of the framework for measuring fair value and requires that fair value measurements be classified and disclosed in one of the following categories:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e., supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy. We continue to evaluate our inputs to ensure the fair value level classification is appropriate. When transfers between levels occur, it is our policy to assume that the transfer occurred at the date of the event or change in circumstances that caused the transfer.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share.

During the 2022, the Company issued 330,000 shares of common stock at $0.80 per share, resulting in gross proceeds of $264,000.  As part of the offering, the Company agreed to file an S-1 to register these shares.  The Company incurred costs related to the offering and the registration of $56,937, with $2,350 having been incurred in 2021.  Net proceeds were $209,413.

NOTE 8 – INCOME TAXES

Provision for (Benefit from) Income Taxes	2022	2021
Deferred taxes	$ -	$ -
Provision for (Benefit from) Income Taxes	$ -	$ -

Rate Reconciliation	2022	2021
Tax at federal statutory rate	$ (13,250)	$ (677)
Valuation allowance (2)	13,250	677
Provision for Income Taxes	$ -	$ -

Deferred Taxes:	2022	2021
Deferred tax liabilities
Property and equipment	$ -	$ -

Deferred tax assets
Stock-based compensation	-	-
Operating loss and IDC carryforwards	-	-
Deferred tax assets	-	-
Net deferred income tax liability	$ -	$ -

NOTE 9 – QUARTERLY FINANCIAL DATA (UNAUDITED)

For the period December 7, 2021 through December 31, 2021
Revenues	$ -
Operating Income	(3,226)
Net Income	(3,226)
Basic Net Income Per Share	$ -
Diluted Net Income Per Share	$ -

	2022
	For the three months ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$ -	$ -	$ -	$ -
Operating Income	(764)	(1,958)	(45,585)	(14,788)
Net Income	$ (764)	$ (1,958)	$ (45,585)	$ (14,788)
Basic Net Income Per Share	$ -	$ -	$ (0.03)	$ (0.01)
Diluted Net Income Per Share	-	-	(0.03)	(0.01)

NOTE 10 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 11 – SUBSEQUENT EVENTS

On February 23, 2023, trading was initiated on the Company’s common stock through its listing on the OTCQB.