Form 10-Q
period 2023-03-31
Circle Energy, Inc./NV
filed 2023-05-15
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at May 12, 2023.

INDEX

Circle Energy, Inc.

For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	March 31,	December 31,
As of	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$326,086	$336,241
Prepaid assets and retainers	10,489	13,514
Total Current Assets	336,575	349,755
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$371,075	$384,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,829	$3,513
Total Current Liabilities	14,829	3,513
Total Liabilities	14,829	3,513
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Additional paid-in capital	445,533	445,533
Accumulated deficit	(90,817)	(66,321)
Total Stockholders' Equity	356,246	380,742
Total Liabilities and Stockholders' Equity	$371,075	$384,255

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	24,496	764

Total Costs and Operating Expenses	24,496	764

Loss from Operations	(24,496)	(764)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(24,496)	(764)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(24,496)	$(764)

Basic and Diluted Loss per share	$(0.02)	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	1,200,000	$ 1,200	$ 236,450	$ (3,226)	$ 234,424

Common stock issued for cash, net	330,000	330	231,116	-	231,446
Net loss	-	-	-	(764)	(764)
Balance, March 31, 2022	1,530,000	$ 1,530	$ 467,566	$ (3,990)	$ 465,106

Balance, December 31, 2022	1,530,000	$ 1,530	$ 445,533	$ (66,321)	$ 380,742

Net loss	-	-	-	(24,496)	(24,496)
Balance, March 31, 2023	1,530,000	$ 1,530	$ 445,533	$ (90,817)	$ 356,246

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31,	2023	2022
Cash Flows From Operating Activities
Net loss	$ (24,496)	$ (764)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	3,025	1,950
Accounts payable	11,316	4,774
Net Cash Provided by (Used in) Operating Activities	(10,155)	5,960
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	231,446
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	231,446
Net Increase (Decrease) in Cash	(10,155)	237,406
Cash at Beginning of Period	336,241	235,000
Cash at End of Period	$ 326,086	$ 472,406
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023, and its results of operations for the three months ended March 31, 2023, and cash flows for the three months ended March 31, 2023. The condensed balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.

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

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

For the three months ended March 31, 2023 and 2022, the Company recorded a full valuation allowance against the deferred tax asset of $5,144 and $160, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of March 31, 2023, the Company has a cumulative valuation allowance of $19,071.

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

The Company has a month-to-month lease for executive office-sharing space.  This lease is month to month at $69 per month.  This amount is shown in the Statement of Operations as General and administrative expense.

NOTE 4 – LOSS PER SHARE INFORMATION

For the three months ended
	March 31, 2023	March 31, 2022
Net Loss	$ (24,496)	$ (764)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,361,333
Basic and Diluted Loss per Share	$ (0.02)	$ -

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our audited financial statements included in our Form 10-K filed for the year ended December 31, 2022 and our interim unaudited financial statements and accompanying notes to these financial statements contained herein.

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

•our potential ability to obtain additional financing to completely fund our oil and gas projects;

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

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Production, sales, production costs and production taxes. The Company does not currently have any producing wells and thus has no production, sales, production costs or production taxes nor has it ever had any to date.

Depreciation, depletion and amortization. We have no production and our current oil and gas properties thus are not yet subject to amortization.  Further, we have no depreciable assets.

General and administrative expenses. General and administrative expenses were $24,496 for three months ended March 31, 2023, as compared to $764 for the same period of 2022.  The largest costs in 2023 were legal, audit and other fees related to our annual 10K filing and additional costs to finalize the listing of our common shares, none of which were incurred during the three months ended March 31, 2022.

Net loss. The Company had net loss of $24,496 for three months ended March 31, 2023, as compared to $764 for the same period of 2022.  This increase in loss was the result of increased general and administrative costs incurred for the audit and finalizing the listing of our common.

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

Cash Flows. During the three months ended March 31, 2022 we had net cash inflow from issuance of common stock of $231,446.  There were no cash inflows during the three months ended March 31, 2023.  During the three months ended March 31, 2023 we had cash outflow of $10,155 from operating activities as compared to cash inflow from operations of $5,960 for the same period of 2022.  As of March 31, 2023, we had cash on hand of $326,086 and working capital of $321,746, as compared to cash on hand of $336,241 and working capital of $346,242 as of December 31, 2022.

BUSINESS

We are a corporation incorporated in Nevada formed for the purpose of acquiring and developing oil and gas prospects, primarily in the state of Texas and surrounding states.  We anticipate acquiring these properties either directly from the owners or through one or more acquisitions of smaller oil and gas companies with existing oil and gas assets and established management teams. We have acquired an interest in our first oil and gas lease and have entered into an arrangement to develop an area of mutual interest in the same area.  Management has also had ongoing preliminary discussions with multiple potential sellers and management teams as well as with contacts within the banking community to further develop the company’s ongoing business.  Through management’s prior relationships, we acquired our first prospect and have identified a selection of additional potential acquisition targets.  Further, the Company has filed with the Texas Railroad Commission to be established as an operator of oil and gas properties in Texas.  In addition, Mr. Rochford, one of our founders, paid $240,000 for his founder’s shares in the Company, and in March 2022, we completed a non-public offering of our common stock in which we raised gross proceeds of $264,000, all of which we intend to be used for general operating expenses, for our current project, and to search for additional suitable oil and gas properties or projects.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Articles of Incorporation	S-1	333-263384	3.1	3/9/22
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Joint Venture Agreement dated May 17, 2022 [confidential information has been redacted]	S-1/A	333-263384	10.1	06/14/22
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Circle Energy, Inc.

Date: May 15, 2023	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)