Form 10-Q
period 2023-06-30
Circle Energy, Inc./NV
filed 2023-08-14
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at August 14, 2023.

INDEX

Circle Energy, Inc.

For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	June 30,	December 31,
As of	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$ 299,238	$ 336,241
Prepaid assets and retainers	7,775	13,514
Total Current Assets	307,013	349,755
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$ 341,513	$ 384,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,500	$ 3,513
Total Current Liabilities	6,500	3,513
Total Liabilities	6,500	3,513
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(112,050)	(66,321)
Total Stockholders' Equity	335,013	380,742
Total Liabilities and Stockholders' Equity	$ 341,513	$ 384,255

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$ -	$ -	$ -	$ -

Costs and Operating Expenses
General and administrative expense	21,233	1,958	45,729	2,722

Total Costs and Operating Expenses	21,233	1,958	45,729	2,722

Loss from Operations	(21,233)	(1,958)	(45,729)	(2,722)

Net Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(21,233)	(1,958)	(45,729)	(2,722)

Benefit from (Provision for) Income Taxes	-	-	-	-

Net Loss	$ (21,233)	$ (1,958)	$ (45,729)	$ (2,722)

Basic and Diluted Loss per share	$ (0.01)	$ -	$ (0.03)	$ -

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	1,200,000	$ 1,200	$ 236,450	$ (3,226)	$ 234,424

Common stock issued for cash, net	330,000	330	231,116	-	231,446
Net loss	-	-	-	(764)	(764)
Balance, March 31, 2022	1,530,000	$ 1,530	$ 467,566	$ (3,990)	$ 465,106

Offering related costs	-	-	(14,980)	-	(14,980)
Net loss	-	-	-	(1,958)	(1,958)
Balance, June 30, 2022	1,530,000	$ 1,530	$ 452,586	$ (5,948)	$ 448,168

Balance, December 31, 2022	1,530,000	$ 1,530	$ 445,533	$ (66,321)	$ 380,742

Net loss	-	-	-	(24,496)	(24,496)
Balance, March 31, 2023	1,530,000	$ 1,530	$ 445,533	$ (90,817)	$ 356,246

Net loss	-	-	-	(21,233)	(21,233)
Balance, June 30, 2023	1,530,000	$ 1,530	$ 445,533	$ (112,050)	$ 335,013

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30,	2023	2022
Cash Flows From Operating Activities
Net loss	$ (45,729)	$ (2,722)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	5,739	813
Accounts payable	2,987	7,774
Net Cash Provided by (Used in) Operating Activities	(37,003)	5,865
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	(34,500)
Net Cash Used in Investing Activities	-	(34,500)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	216,466
Net Cash Provided by Financing Activities	-	216,466
Net Increase (Decrease) in Cash	(37,003)	187,831
Cash at Beginning of Period	336,241	235,000
Cash at End of Period	$ 299,238	$ 422,831
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023 and 2022, respectively, and its results of operations for the three and six months ended June 30, 2023 and 2022, respectively, and cash flows for the six months ended June 30, 2023 and 2022, respectively. The condensed balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and six-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

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

For the three and six months ended June 30, 2023, the Company recorded a full valuation allowance against the deferred tax asset of $4,459 and $9,603, respectively.  For the three and six months ended June 30, 2022, the Company recorded a full valuation allowance against the deferred tax asset of $412 and $572, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of June 30, 2023, the Company has a cumulative valuation allowance of $23,530.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Loss	$ (21,233)	$ (1,958)	$ (45,729)	$ (2,722)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000	1,530,000	1,449,244
Basic and Diluted Loss per Share	$ (0.01)	$ -	$ (0.03)	$ -

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2023, stockholders holding a majority of the Company’s outstanding voting capital stock approved a shareholder resolution to amend and restate the Articles of Incorporation, which were then filed with the Nevada Secretary of State and became effective July 12, 2023.  The primary effect of this amendment was to (i) create a second class of shares designated as “Preferred Shares”; (ii) increase the authorized shares from 150,000,000 to 200,000,000 shares par value $0.001 per share, of which, 150,000,000 shares are authorized in the Common Stock and 50,000,000 shares are authorized in the Preferred Stock; and (iii) vest the Board of directors with the authority to designate series or classes of Preferred Shares without shareholder action.  These financial statements have been retrospectively presented for this change.

Also subsequent to June 30, 2023, stockholders holding a majority of the Company’s outstanding voting capital stock approved the following corporate actions: (i) to adopt and approve the Amended and Restated Articles of Incorporation to amend our Articles of Incorporation; and (ii) to approve the 2023 Company Stock Incentive Plan adopted by the Board of directors.

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

Results of Operations and Known Trends or Future Events

We are in our startup phase of operations and have not generated any revenues to date. Activities since inception include corporate organizational activities, a private offering of our common shares, those activities necessary to prepare for the registration of shares for the Selling Stockholders, acquisition of our first oil and gas lease interest, and arrangements to expand operations in the current area of interest through a joint venture with a third party. We have incurred operating expenses related to legal and accounting services, and oil and gas lease acquisition costs.  We expect to incur expenses to develop the oil and gas lease and anticipate increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to future oil and gas business growth. We expect our expenses to increase substantially as a result.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

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

General and administrative expenses. General and administrative expenses were $21,233 for three months ended June 30, 2023, as compared to $1,958 for the same period of 2022.  The largest costs during the period in 2023 were legal and audit fees as well as amortization of fees related to listing our common shares, none of which were incurred during the three months ended June 30, 2022.

Net loss. The Company had net loss of $21,233 for three months ended June 30, 2023, as compared to $1,958 for the same period of 2022.  This increase in loss was the result of increased general and administrative costs.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

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

General and administrative expenses. General and administrative expenses were $45,729 for six months ended June 30, 2023, as compared to $2,722 for the same period of 2022.  The largest costs in 2023 were legal, audit and other fees related to our annual 10K filing and additional costs to finalize the listing of our common shares and amortization of fess related to listing our common shares, none of which were incurred during the six months ended June 30, 2022.

Net loss. The Company had net loss of $45,729 for six months ended June 30, 2023, as compared to $2,722 for the same period of 2022.  This increase in loss was the result of increased general and administrative costs.

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

If the Company is not successful in adding additional acreage, we would proceed with developing our initial acreage, beginning with the drilling of the two vertical wells as required by the current oil and gas lease.  Each of these wells would cost approximately $750,000 to drill and complete.  To fund this drilling, the Company would likely enter into agreements with industry partners who would provide funding in return for a portion of the working interest in the wells.  Management has not yet entered into any agreements but has had extended conversations with those industry partners regarding potential participation in the drilling.  These discussions have concluded with positive indications that they would wish to participate and so the required funding would be available.  In the alternative, management may seek funding through the sale of equity in the Company.

Cash Flows. During the six months ended June 30, 2022, we had net cash inflow from issuance of common stock of $216,466.  There were no cash inflows during the six months ended June 30, 2023.  During the six months ended June 30, 2023, we had cash outflow of $37,003 from operating activities as compared to cash inflow from operations of $5,865 for the same period of 2022.  As of June 30, 2023, we had cash on hand of $299,238 and working capital of $300,513, as compared to cash on hand of $336,241 and working capital of $346,242 as of December 31, 2022.

BUSINESS

We are a corporation incorporated in Nevada formed for the purpose of acquiring and developing oil and gas prospects, primarily in the state of Texas and surrounding states.  We anticipate acquiring these properties either directly from the owners or through one or more acquisitions of smaller oil and gas companies with existing oil and gas assets and established management teams. We have acquired an interest in our first oil and gas lease and have entered into an arrangement to develop an area of mutual interest in the same area.  Management has also had ongoing preliminary discussions with multiple potential sellers and management teams as well as with contacts within the banking community to further develop the company’s ongoing business.  Through management’s prior relationships, we acquired our first prospect and have identified a selection of additional potential acquisition targets.  Further, the Company has been approved as an operator of oil and gas properties by the Texas Railroad Commission.  In addition, Mr. Rochford, one of our founders, paid $240,000 for his founder’s shares in the Company, and in March 2022, we completed a non-public offering of our common stock in which we raised gross proceeds of $264,000, all of which we intend to be used for general operating expenses, for our current project, and to search for additional suitable oil and gas properties or projects.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Amended and Restated Articles of Incorporation	8-K	333-263384	3.1	7/13/2023
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Joint Venture Agreement dated May 17, 2022 [confidential information has been redacted]	S-1/A	333-263384	10.1	06/14/22
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Circle Energy, Inc.

Date: August 14, 2023	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)