Form 10-Q
period 2023-09-30
Circle Energy, Inc./NV
filed 2023-11-13
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56587

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at November 10, 2023.

INDEX

Circle Energy, Inc.

For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

CIRCLE ENERGY, INC.

CONDENSED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
As of	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$290,457	$336,241
Prepaid assets and retainers	4,250	13,514
Total Current Assets	294,707	349,755
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$329,207	$384,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,500	$3,513
Total Current Liabilities	10,500	3,513
Total Liabilities	10,500	3,513
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(128,356)	(66,321)
Total Stockholders' Equity	318,707	380,742
Total Liabilities and Stockholders' Equity	$329,207	$384,255

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$-	$-	$-	$-

Costs and Operating Expenses
General and administrative expense	16,306	45,585	62,035	48,307

Total Costs and Operating Expenses	16,306	45,585	62,035	48,307

Loss from Operations	(16,306)	(45,585)	(62,035)	(48,307)

Net Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(16,306)	(45,585)	(62,035)	(48,307)

Benefit from (Provision for) Income Taxes	-	-	-	-

Net Loss	$(16,306)	$(45,585)	$(62,035)	$(48,307)

Basic and Diluted Loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	1,200,000	$1,200	$236,450	$(3,226)	$234,424

Common stock issued for cash, net	330,000	330	231,116	-	231,446
Net loss	-	-	-	(764)	(764)
Balance, March 31, 2022	1,530,000	$1,530	$467,566	$(3,990)	$465,106

Offering related costs	-	-	(14,980)	-	(14,980)
Net loss	-	-	-	(1,958)	(1,958)
Balance, June 30, 2022	1,530,000	$1,530	$452,586	$(5,948)	$448,168

Offering related costs	-	-	(9,786)	-	(9,786)
Net loss	-	-	-	(45,585)	(45,585)
Balance, September 30, 2022	1,530,000	$1,530	$442,800	$(51,533)	$392,797

Balance, December 31, 2022	1,530,000	$1,530	$445,533	$(66,321)	$380,742

Net loss	-	-	-	(24,496)	(24,496)
Balance, March 31, 2023	1,530,000	$1,530	$445,533	$(90,817)	$356,246

Net loss	-	-	-	(21,233)	(21,233)
Balance, June 30, 2023	1,530,000	$1,530	$445,533	$(112,050)	$335,013

Net loss	-	-	-	(16,306)	(16,306)
Balance, September 30, 2023	1,530,000	$1,530	$445,533	$(128,356)	$318,707

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30,	2023	2022
Cash Flows From Operating Activities
Net loss	$ (62,035)	$ (48,307)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	9,264	4,650
Accounts payable	6,987	1,004
Net Cash Provided by (Used in) Operating Activities	(45,784)	(42,653)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	(34,500)
Net Cash Used in Investing Activities	-	(34,500)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	206,680
Net Cash Provided by Financing Activities	-	206,680
Net Increase (Decrease) in Cash	(45,784)	129,527
Cash at Beginning of Period	336,241	235,000
Cash at End of Period	$ 290,457	$ 364,527
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023 and 2022, respectively, and its results of operations for the three and nine months ended September 30, 2023 and 2022, respectively, and cash flows for the nine months ended September 30, 2023 and 2022, respectively. The condensed balance sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

For the three and nine months ended September 30, 2023, the Company recorded a full valuation allowance against the deferred tax asset of $3,424 and $13,027, respectively.  For the three and nine months ended September 30, 2022, the Company recorded a full valuation allowance against the deferred tax asset of $9,573 and $10,144, respectively. As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset. With the allowance taken as of September 30, 2023, the Company has a cumulative valuation allowance of $26,954.

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

NOTE 4 – LOSS PER SHARE INFORMATION

For the three months ended
	September 30, 2023	September 30, 2022
Net Loss	$ (16,306)	$ (45,585)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000
Basic and Diluted Loss per Share	$ (0.01)	$ (0.03)

For the nine months ended
	September 30, 2023	September 30, 2022
Net Loss	$ (62,035)	$ (48,307)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,476,458
Basic and Diluted Loss per Share	$ (0.04)	$ (0.03)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 6 – STOCKHOLDERS’ EQUITY

On July 11, 2023, stockholders approved the creation of a second class of shares designated as “Preferred Shares” and an increase in the number of authorized shares from 150,000,000 to 200,000,000 of which, 150,000,000 shares are authorized in the Common Stock and 50,000,000 shares are authorized in the Preferred Stock.  No additional common stock has been issued and no preferred stock has been issued.

NOTE 7 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARDS

On July 11, 2023, stockholders approved the 2023 Company Stock Incentive Plan allowing for the granting of options or restricted stock.  The plan allows for a maximum aggregate of 250,000 shares to be issued under the plan.  No options or restricted stock have been issued under the plan.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2023, through the date of this report.  The Company did not have any material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our audited financial statements included in our Form 10-K filed for the year ended December 31, 2022, and our interim unaudited financial statements and accompanying notes to these financial statements contained herein.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

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

General and administrative expenses. General and administrative expenses were $16,306 for three months ended September 30, 2023, as compared to $45,585 for the same period of 2022.  The 2022 amount included costs related to listing of our common shares that was not again incurred in 2023.

Net loss. The Company had net loss of $16,306 for three months ended September 30, 2023, as compared to $45,585 for the same period of 2022.  This change in loss was the result of the change in general and administrative costs.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

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

General and administrative expenses. General and administrative expenses were $62,035 for nine months ended September 30, 2023, as compared to $48,307 for the same period of 2022.  The largest costs in 2023 were legal, audit and other fees related to our annual 10K filing and additional costs to finalize the listing of our common shares and amortization of fees related to listing our common shares.  Some costs were incurred in 2022 for listing our common shares, but to a lesser extent.

Net loss. The Company had net loss of $62,035 for nine months ended September 30, 2023, as compared to $48,307 for the same period of 2022.  This increase in loss was the result of increased general and administrative costs.

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

Cash Flows. During the nine months ended September 30, 2022, we had net cash inflow from issuance of common stock of $206,680.  There were no cash inflows during the nine months ended September 30, 2023.  During the nine months ended September 30, 2023, we had cash outflow of $45,784 from operating activities as compared to cash outflow from operations of $42,653 for the same period of 2022.  As of September 30, 2023, we had cash on hand of $290,457 and working capital of $284,207, as compared to cash on hand of $336,241 and working capital of $346,242 as of December 31, 2022.

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

The initial intent is to drill two new Clear Fork wells based on 20-acre spacing.  Management believes there is potential for further down spacing to 10-acre spacing, depending on oil and gas prices, development cost and completion results of the 20-acre development.  Management also believes there is potential for San Andres development with possible 10-acre spacing, again depending on oil and gas prices, development costs and completion results.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: November 13, 2023	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)