Form 10-K
period 2023-12-31
Circle Energy, Inc./NV
filed 2024-03-01
CIK 1911467

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value.

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

As of June 30, 2023, the aggregate market value of the common voting stock held by non-affiliates of the registrant, based upon the closing stock price on that day on the OTCQB of $1.50 per share, was $495,000.

As of February 27, 2024, the issuer had outstanding 1,530,000 shares of common stock ($0.001 par value).

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

•the other factors discussed in Part I, Item 1A— “Risk Factors” in this Annual Report, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Although we have no commitments as of the date of this Form 10-K filing to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to initiate our principal business activities. The incurrence of debt could have a variety of negative effects, including:

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

Our founding stockholders own approximately 75.2% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business acquisition. As a result, other shareholders will not have any influence over the election of directors prior to our initial business acquisition.

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

We have amended our Articles of Incorporation and authorized preferred shares that our board of directors may issue in various classes as they deem appropriate.   We would likely issue a substantial number of shares of Common Stock, and may issue shares of preferred stock, in order to complete our initial acquisition or under an employee incentive plan after completion of our initial business combination. The issuance of additional shares of common or preferred stock:

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

Item 1B:Unresolved Staff Comments

None.

Item 1C:Cyber Security

Due to the size of the Company and minimal activity level, record keeping requirements are also minimal. All records are tightly maintained in one secure location with no utilization of servers or cloud-based services. Messrs. Rochford and Broaddrick are responsible for oversight as the only members of management and of the Board of Directors. We do not engage any assessors, consultants, auditors or other third parties in connection with our cybersecurity risk management at this time.

As of the year ending December 31, 2023, Circle has had no cybersecurity incidents or been at risk from cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

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

Acreage

The following table summarizes gross and net developed and undeveloped acreage as of December 31, 2023 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

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

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2023, under lease which would expire over the next two years unless (i) drilling requirements are satisfied, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

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

Record Holders

As of February 27, 2024, there are approximately 66 holders of record of our common stock.

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

There were no sales of securities during 2023.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2023.

Item 6:Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2023 and 2022 and the partial year ended December 31, 2021. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the year ended	For the year ended	For the partial year ended
Statements of Operations Data:	December 31, 2023	December 31, 2022	December 31, 2021
Revenues	$-	$-	$-
Cost of revenues	-	-	-
General and administrative	78,380	63,095	3,226
Net loss	(78,380)	(63,095)	(3,226)

Basic and Diluted Loss per share	$(0.05)	$(0.04)	$(0.04)

	As of December 31,
Balance Sheet Data:	2023	2022	2021
Current assets	$275,857	$349,755	$239,650
Oil and gas properties not subject to amortization	34,500	34,500	-
Total assets	310,357	384,255	239,650
Total current liabilities	7,995	3,513	5,226
Total long-term liabilities	-	-	-
Total Stockholders' Equity	302,362	380,742	234,424

Item 7:Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Sales, production costs and production taxes. The Company does not currently have any producing wells and thus has no production, sales, production costs or production taxes nor has it ever had any to date.

Depreciation, depletion and amortization. We have no production and our current oil and gas properties thus are not yet subject to amortization.  Further, we have no depreciable assets.

General and administrative expenses. General and administrative expenses were $78,380 for year ended 2023, as compared to $63,095 for the year ended December 31, 2022. The increase is related to costs incurred in 2023 related to maintaining the listing of the common stock of the Company on OTC Markets.

Net loss. The Company had net loss of $78,380 for year ended 2023, as compared to $63,095 for the year ended December 31, 2022.  This increase in loss was the result of increased general and administrative costs, which increase is related to costs incurred to maintain the listing of the common stock of the Company on OTC Markets.

Liquidity and Capital Resources

Financing of Operations. Our source of cash in 2022 was from a private placement offering of our common stock with no income during 2023. The funds from the offering in 2022, along with funds from the issuance of founder’s shares, were used to fund our operations during 2022 and 2023. Those operations consisted of acquiring our initial acreage position and costs incurred towards listing the common stock of the Company on OTC Markets.

Equity Offering. During 2022, the Company issued 330,000 shares of common stock in a private placement offering. The shares were subsequently registered via a Form S-1 filing.  Gross proceeds from this offering were $264,000. There were no issuances of shares in offerings during 2023.

Cash Flows. During 2022, we had cash inflow from issuance of common stock of $209,413. There were no cash inflows during 2023. During 2022, we expended $34,500 in capital expenditures, to acquire our initial property. There were no cash outflows for capital expenditures in 2023. We used cash in operating activity of $74,903 during the year ended December 31, 2023 and $73,672 for the year ended December 31, 2022.

As of December 31, 2023, we had cash on hand of $261,338 and working capital of $267,862, as compared to cash on hand of $336,241 and working capital of $346,242 as of December 31, 2022.

Contractual Obligations. The Company has a short-term lease for executive office-sharing space in Tulsa, Oklahoma.

Subsequent Events

Not applicable.

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

As of December 31, 2023, we had no off-balance sheet financing arrangements.

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

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns. As the Company currently has no revenues, there is reasonable doubt as to the realizability of any deferred tax assets.  For the years ended December 31, 2023 and 2022, we recorded a valuation allowance against our deferred tax asset of $16,460 and $13,250, respectively.

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

Item 9A:Controls and Procedures

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

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B:Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2023. Our Board of Directors (“Board”) believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills.

Name	Age	Positions

Lloyd T. Rochford	77	Chairman of the Board of Directors, Chief Executive Officer, President
William R. Broaddrick	46	Chief Financial Officer, Secretary, Treasurer, Director

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

Item 11:Executive Compensation

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

Item 12:Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on shares outstanding at February 9, 2024.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owners	Number	Percent

Lloyd T. Rochford	1,050,000	68.6%

William R. Broaddrick	100,000	6.5%

	1,150,000	75.2%

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

Item 13:Certain Relationships and Related Transactions, and Director Independence

Mr. Rochford as one of our founders purchased 1,200,000 shares at $0.20 per share for gross proceeds to the Company of $240,000 and transferred 100,000 of those shares to Mr. Broaddrick at no cost.  Subsequently, Mr. Rochford gifted 50,000 to a few unrelated parties.

As of December 31, 2023, the accounts payable on the Company’s balance sheet includes $3,995 payable to Mr. Rochford.  This amount consists of travel related expenses incurred by Mr. Rochford in the normal course of business on the Company’s behalf.

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

Item 14:Principal Accounting Fees and Services

The Board selected Hayne & Company as its independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2023.

Fees and Independence

Audit Fees. Haynie & Company billed the Company an aggregate of $19,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2022 and the audit of the Company’s financial statements for the year ended December 31, 2022 as included in its Form 10-K and $12,000 for the professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2023.  Additionally, the Company will be billed an aggregate of $12,000 for professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2023.

Audit Related Fees. Haynie & Company billed the Company $2,500 for professional services related to the filing of an amended S-1 during 2023.  No audit related fees were billed by Haynie & Company to the Company during 2022.

Tax Fees. No tax fees were billed by Haynie & Company to the Company during 2022 and 2023.

All Other Fees. No other fees were billed by Haynie & Company to the Company during 2022 and 2023.

PART IV

Item 15:Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023 and 2022

Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Amended and Restated Articles of Incorporation	8-K	333-263384	3.1	7/13/23
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Join Venture Agreement dated May 17, 2022 [confidential information has been redacted]	S-1/A	333-263384	10.1	06/14/22
14.1		Code of Ethics					X
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16:Form 10-K Summary.

None

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Circle Energy, Inc.

By: /s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Chief Executive Officer

Date: March 1, 2024

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 1, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ William R. Broaddrick
Mr. Lloyd T. Rochford	Mr. William R. Broaddrick
Director	Director

Date: March 1, 2024	Date: March 1, 2024

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2023.

CIRCLE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of

Opinion on the Financial Statements

We have audited the accompanying balance sheets of (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City Utah

March 1, 2024

We have served as the Company’s auditor since 2022.

CIRCLE ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
As of	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$261,338	$336,241
Prepaid assets and retainers	14,519	13,514
Total Current Assets	275,857	349,755
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$310,357	$384,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,995	$3,513
Total Current Liabilities	7,995	3,513
Total Liabilities	7,995	3,513
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized;1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(144,701)	(66,321)
Total Stockholders' Equity	302,362	380,742
Total Liabilities and Stockholders' Equity	$310,357	$384,255

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2023	2022

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	78,380	63,095

Total Costs and Operating Expenses	78,380	63,095

Loss from Operations	(78,380)	(63,095)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(78,380)	(63,095)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(78,380)	$(63,095)

Basic and Diluted Loss per share	$(0.05)	$(0.04)

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2021	-	$-	$-	$-	$-

Common stock issued for cash, net	330,000	330	209,083	-	209,413
Net loss	-	-	-	(63,095)	(63,095)
Balance, December 31, 2022	1,530,000	$1,530	$445,533	$(66,321)	$380,742
Net loss	-	-	-	(78,380)	(78,380)
Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2023	2022
Cash Flows From Operating Activities
Net loss	$(78,380)	$(63,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	(1,005)	(8,864)
Accounts payable	487	(1,713)
Accounts payable to related parties	3,995	-
Net Cash Provided by (Used in) Operating Activities	(74,903)	(73,672)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	(34,500)
Net Cash Used in Investing Activities	-	(34,500)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	209,413
Net Cash Provided by Financing Activities	-	209,413
Net Increase (Decrease) in Cash	(74,903)	101,241
Cash at Beginning of Period	336,241	235,000
Cash at End of Period	$261,338	$336,241
Supplemental Cash Flow Information
Cash paid for interest	$-	$-

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

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. The Company has cash in excess of federally insured limits as of December 31, 2023 and 2022. The Company places its cash with a high credit quality financial institution.

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

For the years ended December 31, 2023 and 2022, the Company recorded a full valuation allowance against the deferred tax asset of $16,460 and $13,250, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of December 31, 2023, the Company has a valuation allowance of $30,387.

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

NOTE 4 – LOSS PER SHARE INFORMATION

For the years ended December 31,	2023	2022
Net Loss	$ (78,380)	$ (63,095)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,489,954
Basic and Diluted Loss per Share	$ (0.05)	$ (0.04)

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

There were no equity issuances during 2023.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2023, and 2022:

Provision for (Benefit from) Income Taxes	2023	2022
Deferred taxes	$-	$-
Provision for (Benefit from) Income Taxes	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2023 and 2022 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2023 and 2022:

Rate Reconciliation	2023	2022
Tax at federal statutory rate	$(16,460)	$(13,250)
Valuation allowance	16,460	13,250
Provision for Income Taxes	$-	$-

Deferred tax assets and liabilities consist of the following at December 31, 2023, and 2022:

Deferred Taxes:	2023	2022
Deferred tax liabilities
Property and equipment	$-	$-
Valuation allowance	$-	-

Deferred tax assets
Stock-based compensation	-	-
Operating loss and IDC carryforwards	30,387	13,927
Valuation allowance	(30,387)	(13,927)
Deferred tax assets	-	-
Net deferred income tax liability	$-	$-

As of December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of $30,387 which, if unused, will begin to expire in 2041 and will fully expire in 2043.

NOTE 9 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2022
	For the three months ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(764)	(1,958)	(45,585)	(14,788)
Net Income	(764)	(1,958)	(45,585)	(14,788)
Basic Net Income Per Share	$-	$-	$(0.03)	$(0.01)
Diluted Net Income Per Share	$-	$-	$(0.03)	$(0.01)

	2023
	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(24,496)	(21,233)	(16,306)	(16,345)
Net Income	(24,496)	(21,233)	(16,306)	(16,345)
Basic Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

NOTE 10 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2023, the accounts payable on the Company’s balance sheet includes $3,995 payable to Mr. Rochford. This amount consists of travel related expenses incurred by Mr. Rochford in the normal course of business on the Company’s behalf during 2023.

NOTE 12 – SUBSEQUENT EVENTS

None.