Form 10-Q
period 2024-03-31
Circle Energy, Inc./NV
filed 2024-05-15
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at May 14, 2024.

INDEX

Circle Energy, Inc.

For the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	March 31,	December 31,
As of	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$251,976	$261,338
Prepaid assets and retainers	10,079	14,519
Total Current Assets	262,055	275,857
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$296,555	$310,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,244	$7,995
Total Current Liabilities	18,244	7,995
Total Liabilities	18,244	7,995
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(168,752)	(144,701)
Total Stockholders' Equity	278,311	302,362
Total Liabilities and Stockholders' Equity	$296,555	$310,357

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	24,051	24,496

Total Costs and Operating Expenses	24,051	24,496

Loss from Operations	(24,051)	(24,496)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(24,051)	(24,496)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(24,051)	$(24,496)

Basic and Diluted Loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	1,530,000	$1,530	$445,533	$(66,321)	$380,742

Net loss	-	-	-	(24,496)	(24,496)
Balance, March 31, 2023	1,530,000	$1,530	$445,533	$(90,817)	$356,246

Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362

Net loss	-	-	-	(24,051)	(24,051)
Balance, March 31, 2024	1,530,000	$1,530	$445,533	$(168,752)	$278,311

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31,	2024	2023
Cash Flows From Operating Activities
Net loss	$(24,051)	$(24,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	4,440	3,025
Accounts payable	10,249	11,316
Net Cash Provided by (Used in) Operating Activities	(9,362)	(10,155)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	-
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(9,362)	(10,155)
Cash at Beginning of Period	261,338	336,241
Cash at End of Period	$251,976	$326,086
Supplemental Cash Flow Information
Cash paid for interest	$-	$-

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024, and its results of operations for the three months ended March 31, 2024, and cash flows for the three months ended March 31, 2024. The condensed balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.

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

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

For the three months ended March 31, 2024 and 2023, the Company recorded a full valuation allowance against the deferred tax asset of $5,051 and $5,144, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of March 31, 2024, the Company has a cumulative valuation allowance of $35,438.

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

The Company has a month-to-month lease for executive office-sharing space.  This lease is month to month at $79 per month.  This amount is shown in the Statement of Operations as General and administrative expense.

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended
	March 31, 2024	March 31, 2023
Net Loss	$(24,051)	$(24,496)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.02)	$(0.02)

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

NOTE 6 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our audited financial statements included in our Form 10-K filed for the year ended December 31, 2023 and our interim unaudited financial statements and accompanying notes to these financial statements contained herein.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue, production, sales, production costs and production taxes. The Company does not currently have any producing wells and thus has no revenue, production, sales, production costs or production taxes nor has it ever had any to date.

Depreciation, depletion and amortization. We have no production and our current oil and gas properties thus are not yet subject to amortization.  Further, we have no depreciable assets.

General and administrative expenses. General and administrative expenses were $24,051 for three months ended March 31, 2024, as compared to $24,496 for the same period of 2023.  Similar costs were incurred during each of the periods.

Net loss. The Company had net loss of $24,051 for three months ended March 31, 2024, as compared to $24,496 for the same period of 2023.  The lack of change is the result of currently having no revenues and costs incurred being similar during each of the periods.

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

Cash Flows.  There were no cash inflows during the either three months ended March 31, 2024 or March 31, 2023. During the three months ended March 31, 2024 we had cash outflow of $9,362 from operating activities as compared to cash outflow from operations of $10,155 for the same period of 2023.  As of March 31, 2024, we had cash on hand of $251,976 and working capital of $243,811, as compared to cash on hand of $261,338 and working capital of $267,862 as of December 31, 2023.

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

Circle Energy, Inc.

Date: May 15, 2024	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)