Form 10-K/A
period 2023-12-31
Circle Energy, Inc./NV
filed 2024-07-15
CIK 1911467

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A-1

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

Or

☐Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission file number 000-56587

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

Documents incorporated by reference: None

EXPLANATORY NOTE

We have revised information in the following items of this annual report:

Item 9A has been amended to include a discussion regarding the effectiveness of the Company’s internal controls over financial reporting and the framework used to evaluate these controls, that was not included in the original 10-K filed March 1, 2024, (“Original 10-K”) with the Securities and Exchange Commission (“SEC”). In connection with this update to Item 9A the Company included an update to Rule 15(d)-14(a) Certification of Management Exhibits and Section 1350 Certification of Management Exhibits. Lastly, the Auditors have revised their Report of Independent Registered Public Accounting Firm so that it is properly addressed and includes the name of the Company.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2023, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the original Form 10-K on March 1, 2024.

PART II

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

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Balance Sheets as of December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023 and 2022

Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

(b) Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Amended and Restated Articles of Incorporation	8-K	333-263384	3.1	7/13/23
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Join Venture Agreement dated May 17, 2022 [confidential information has been redacted]	S-1/A	333-263384	10.1	06/14/22
14.1		Code of Ethics	10-K	000-56587	14.1	03/01/2024
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Circle Energy, Inc.

By: /s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Chief Executive Officer

Date: July 12, 2024

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: July 12, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ William R. Broaddrick
Mr. Lloyd T. Rochford	Mr. William R. Broaddrick
Director	Director

Date: July 12, 2024	Date: July 12, 2024

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

NOTE 4 – LOSS PER SHARE INFORMATION

For the years ended December 31,	2023	2022
Net Loss	$(78,380)	$(63,095)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,489,954
Basic and Diluted Loss per Share	$(0.05)	$(0.04)

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

NOTE 9 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2022
	For the three months ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(764)	(1,958)	(45,585)	(14,788)
Net Income	$(764)	$(1,958)	$(45,585)	$(14,788)
Basic Net Income Per Share	$-	$-	$(0.03)	$(0.01)
Diluted Net Income Per Share	-	-	(0.03)	(0.01)

	2023
	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(24,496)	(21,233)	(16,306)	(16,345)
Net Income	(24,496)	(21,233)	(16,306)	(16,345)
Basic Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income Per Share	$(0.02)	$(0.01)	(0.01)	(0.01)

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