Form 10-Q
period 2024-09-30
Circle Energy, Inc./NV
filed 2024-11-08
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at November 8, 2024.

INDEX

Circle Energy, Inc.

For the Quarter Ended September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

CONDENSED BALANCE SHEET

(Unaudited)

	September 30,	December 31,
As of	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$217,677	$261,338
Prepaid assets and retainers	2,814	14,519
Total Current Assets	220,491	275,857
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$254,991	$310,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,000	$7,995
Total Current Liabilities	4,000	7,995
Total Liabilities	4,000	7,995
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(196,072)	(144,701)
Total Stockholders' Equity	250,991	302,362
Total Liabilities and Stockholders' Equity	$254,991	$310,357

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$-	$-	$-	$-

Costs and Operating Expenses
General and administrative expense	15,273	16,306	51,371	62,035

Total Costs and Operating Expenses	15,273	16,306	51,371	62,035

Loss from Operations	(15,273)	(16,306)	(51,371)	(62,035)

Net Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(15,273)	(16,306)	(51,371)	(62,035)

Benefit from (Provision for) Income Taxes	-	-	-	-

Net Loss	$(15,273)	$(16,306)	$(51,371)	$(62,035)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	1,530,000	$1,530	$445,533	$(66,321)	$380,742

Net loss	-	-	-	(24,496)	(24,496)
Balance, March 31, 2023	1,530,000	$1,530	$445,533	$(90,817)	$356,246

Net loss	-	-	-	(21,233)	(21,233)
Balance, June 30, 2023	1,530,000	$1,530	$445,533	$(112,050)	$335,013

Net loss	-	-	-	(16,306)	(16,306)
Balance, September 30, 2023	1,530,000	$1,530	$445,533	$(128,356)	$318,707

Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362

Net loss	-	-	-	(24,051)	(24,051)
Balance, March 31, 2024	1,530,000	$1,530	$445,533	$(168,752)	$278,311

Net loss	-	-	-	(12,047)	(12,047)
Balance, June 30, 2024	1,530,000	$1,530	$445,533	$(180,799)	$266,264

Net loss	-	-	-	(15,273)	(15,273)
Balance, September 30, 2024	1,530,000	$1,530	$445,533	$(196,072)	$250,991

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30,	2024	2023
Cash Flows From Operating Activities
Net loss	$(51,371)	$(62,035)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	11,705	9,264
Accounts payable	(3,995)	6,987
Net Cash Provided by (Used in) Operating Activities	(43,661)	(45,784)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	-
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(43,661)	(45,784)
Cash at Beginning of Period	261,338	336,241
Cash at End of Period	$217,677	$290,457
Supplemental Cash Flow Information
Cash paid for interest	$-	$-

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024 and 2023, respectively, and its results of operations for the three and nine months ended September 30, 2024 and 2023, respectively, and cash flows for the nine months ended September 30, 2024 and 2023, respectively. The condensed balance sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and nine month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

For the three and nine months ended September 30, 2024, the Company recorded a full valuation allowance against the deferred tax asset of $3,207 and $10,788, respectively.  For the three and nine months ended September 30, 2023, the Company recorded a full valuation allowance against the deferred tax asset of $3,424 and $13,027, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of September 30, 2024, the Company has a cumulative valuation allowance of $41,175.

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

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Loss	$(15,273)	$(16,306)	$(51,371)	$(62,035)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

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

General and administrative expenses. General and administrative expenses were $15,273 for three months ended September 30, 2024, as compared to $16,306 for the same period of 2023.  The largest costs during the period in 2024 were legal, accounting and transfer agent fees while the largest costs during the period in 2023 were legal and audit fees as well as amortization of fees related to listing our common shares.

Net loss. The Company had net loss of $15,273 for three months ended September 30, 2024, as compared to $16,306 for the same period of 2023.  This decrease in loss was the result of decreased general and administrative costs.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

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

General and administrative expenses. General and administrative expenses were $51,371 for nine months ended September 30, 2024, as compared to $62,035 for the same period of 2023.  The largest costs during the period in 2024 were legal, accounting and transfer agent fees while the largest costs in 2023 were legal, audit and other fees related to our annual 10K filing and additional costs to finalize the listing of our common shares and amortization of fess related to listing our common shares.

Net loss. The Company had net loss of $51,371 for nine months ended September 30, 2024, as compared to $62,035 for the same period of 2023.  This decrease in loss was the result of decreased general and administrative costs.

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

Cash Flows. We had no cash inflows during either of the nine-month periods ended September 30, 2024 or 2023.  During the nine months ended September 30, 2024, we had cash outflow of $43,661 from operating activities as compared to cash outflow from operations of $45,784 for the same period of 2023.  As of September 30, 2024, we had cash on hand of $217,677 and working capital of $216,491, as compared to cash on hand of $261,338 and working capital of $267,862 as of December 31, 2023.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: November 8, 2024	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)