Form 10-K
period 2024-12-31
Circle Energy, Inc./NV
filed 2025-03-20
CIK 1911467

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common voting stock held by non-affiliates of the registrant, based upon the closing stock price on that day on the OTCQB of $1.25 per share, was $475,000.

As of March 20, 2025, the issuer had outstanding 1,530,000 shares of common stock ($0.001 par value).

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

Our Business Strategy

Circle was formed to establish an operating company from which to pursue opportunities to partner with an established management team, providing that team with access to the public market and with management’s own extensive experience and with the benefit of its expansive relationships. Either in conjunction with or subsequent to uniting with a top-notch management team, Circle intends to acquire operatorship of existing oil and gas properties it believes have significant remaining development potential. Management has decades of involvement in the oil and natural gas industry and has gained vast knowledge and experience in all phases of establishing and growing a company, including assessing management team potential and evaluating and acquiring assets. Additionally, we believe the relationships that management has established throughout their careers will be highly beneficial in connecting with and engaging a high-quality management team and in identifying, evaluating and acquiring high quality assets. We further believe management’s experience and relationships with the financial and capital markets will provide the selected management team with valuable tools in identifying, negotiating for and financing targeted acquisitions.

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

The trend under CAA regulations has been to increase the stringency of air quality standards, which may require us to incur capital expenditures for air pollution control equipment or other costs. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standards for ozone to 70 parts per billion, which was a significant decrease from the prior standards. On December 31, 2020, EPA published in the Federal Register its decision to retain the 2015 ozone standards. Further reductions in the ozone National Ambient Air Quality Standards could affect our operations and result in the need to install new emissions controls, longer permitting timelines and significant increases in our capital or operating expenditures. Compliance with these and any future air pollution control and permitting requirements has the potential to delay the development of our oil and natural gas projects and increase our costs of development and production, which costs could be significant.

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

The scope of EPA’s and the Corps’ regulatory authority under Section 404 of the CWA has been the subject of extensive litigation and frequently changing regulations. The EPA issued a final rule in September 2015 that attempted to clarify the federal jurisdictional reach over WOTUS under Section 404 of the CWA. The EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 WOTUS rule for two years. On October 22, 2019, EPA and the Corps published a final rule repealing the 2015 WOTUS rule. The EPA and the Corps replaced the 2015 WOTUS rule by promulgating the Navigable Waters Protection Rule on April 21, 2020, which provides a revised definition of WOTUS and became effective on June 22, 2020.  These regulations have been challenged in federal court. The final revised definition of WOTUS was published in the Federal Register on January 18, 2023 and took effect on March 20, 2023 to conform with the Supreme Court’s decision in Sackett v. Environmental Protection Agency which amended the definition of “waters of the United States.” Any future litigation and future regulations concerning the definition of WOTUS may result in an expansion of the scope of the CWA’s jurisdiction, and we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in WOTUS in connection with our operations.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•changes in global supply and demand for oil and natural gas;

•the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•the oil price war between Russia and Saudi Arabia;

•the price and quantity of imports of foreign oil and natural gas;

•political conditions, including embargoes, in or affecting other oil-producing activity;

•the level of global oil and natural gas exploration and production activity;

•the level of global oil and natural gas inventories;

•weather conditions;

•technological advances affecting energy consumption; and

•the price and availability of alternative fuels.

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

The coronavirus outbreak at the beginning of 2020 has impacted various businesses throughout the world, including an impact on the global demand for oil and natural gas, travel restrictions and the extended shutdown of certain businesses in impacted geographic regions.  If the coronavirus outbreak situation should worsen, it could have a material adverse impact on our business operations, operating results and financial condition.

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

The EPA also sought to address climate change through its GHG NSPS regulations pursuant to the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis. Many state governments have established rules aimed at reducing greenhouse gas emissions, including greenhouse gas cap and trade programs. Most of these cap-and-trade programs work by requiring major sources of emissions to acquire and surrender emission allowances. It is difficult to predict the timing and certainty of such government actions and their ultimate effect, which could depend on, among other things, the type and extent of greenhouse gas reductions required, the availability and price of emissions allowances or credits, the availability and price of alternative fuel sources, the energy sectors covered, and the ability to recover the costs incurred through our operating agreements or the pricing of oil, natural gas, and other products.

On an international level, the United States is one of almost 200 nations that agreed in December 2015 to the Paris Agreement. However, the Paris Agreement does not impose any binding obligations on the United States. In June 2017, President Trump announced that the United States would withdraw from the Paris Agreement, which became effective November 4, 2020. On February 19, 2021, the United States rejoined the Paris Agreement. Again, on January 20, 2025, President Trump signed an executive order that would, in part, withdraw the United States from the Paris Agreement.

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

As of the year ending December 31, 2024, Circle has had no cybersecurity incidents or been at risk from cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition.

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

Acreage

The following table summarizes gross and net developed and undeveloped acreage as of December 31, 2024 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

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

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2024, under lease which would expire over the next two years unless (i) drilling requirements are satisfied, or (ii) the lease is renewed or extended prior to the relevant expiration dates:

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

Record Holders

As of March 19, 2025, there are approximately 66 holders of record of our common stock.

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

There were no sales of securities during 2023 or 2024.

Issuer Repurchases

We did not make any repurchases of our equity securities during the year ending December 31, 2024.

Item 6:Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2024, 2023 and 2022 and the partial year ended December 31, 2021. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the year ended	For the year ended	For the year ended	For the partial year ended
Statements of Operations Data:	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
General and administrative	63,936	78,380	63,095	3,226
Net loss	(63,936)	(78,380)	(63,095)	(3,226)

Basic and Diluted Loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.04)

		As of December 31,
Balance Sheet Data:	2024	2023	2022	2021
Current assets	$206,403	$275,857	$349,755	$239,650
Oil and gas properties not subject to amortization	34,500	34,500	34,500	-
Total assets	240,903	310,357	384,255	239,650
Total current liabilities	2,477	7,995	3,513	5,226
Total long-term liabilities	-	-	-	-
Total Stockholders' Equity	238,426	302,362	380,742	234,424

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Sales, production costs and production taxes. The Company does not currently have any producing wells and thus has no production, sales, production costs or production taxes nor has it ever had any to date.

Depreciation, depletion and amortization. We have no production and our current oil and gas properties thus are not yet subject to amortization.  Further, we have no depreciable assets.

General and administrative expenses. General and administrative expenses were $63,936 for year ended 2024, as compared to $78,380 for the year ended December 31, 2023. The decrease is primarily related to less in legal costs in 2024 as compared to 2023.

Net loss. The Company had net loss of $63,936 for year ended 2024, as compared to $78,380 for the year ended December 31, 2023.  This increase in loss was the result of decreased general and administrative costs.

Liquidity and Capital Resources

Financing of Operations. We used cash on hand from previous equity offerings, along with the funds from the issuance of the founder’s shares, to fund our operations during 2023 and 2024. Those operations consisted of maintaining the listing of the common stock of the Company on OTC Markets.

Cash Flows. There were no cash inflows during 2023 and 2024. We used cash in operating activity of $69,314 during the year ended December 31, 2024 and $74,903 for the year ended December 31, 2023.

As of December 31, 2024, we had cash on hand of $192,024 and working capital of $203,926, as compared to cash on hand of $261,338 and working capital of $267,862 as of December 31, 2023.

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

As of December 31, 2024, we had no off-balance sheet financing arrangements.

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

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns. As the Company currently has no revenues, there is reasonable doubt as to the realizability of any deferred tax assets.  For the years ended December 31, 2024 and 2023, we recorded a valuation allowance against our deferred tax asset of $13,427 and $16,460, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B:Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2024. Our Board of Directors (“Board”) believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills.

Name	Age	Positions

Lloyd T. Rochford	78	Chairman of the Board of Directors, Chief Executive Officer, President
William R. Broaddrick	47	Chief Financial Officer, Secretary, Treasurer, Director

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

Item 12:Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent (5%) of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on shares outstanding at March 19, 2024.

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

As of December 31, 2024, the accounts payable on the Company’s balance sheet includes $110 payable to Mr. Broaddrick.  This amount consists of shipping related expenses incurred by Mr. Broaddrick in the normal course of business on the Company’s behalf.

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

Item 14:Principal Accounting Fees and Services

The Board selected Hayne & Company as its independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2024.

Fees and Independence

Audit Fees. Haynie & Company billed the Company an aggregate of $26,000 for professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2023 and the audit of the Company’s financial statements for the year ended December 31, 2023 as included in its Form 10-K and $12,000 for the professional services rendered for the review of the Company’s financial statements included in its Form 10-Q’s for 2024.  Additionally, the Company will be billed an aggregate of $12,000 for professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2024.

Audit Related Fees. Haynie & Company billed the Company $2,500 for professional services related to the filing of an amended S-1 during 2023.  No audit related fees were billed by Haynie & Company to the Company during 2024.

Tax Fees. No tax fees were billed by Haynie & Company to the Company during 2023 and 2024.

All Other Fees. No other fees were billed by Haynie & Company to the Company during 2023 and 2024.

PART IV

Item 15:Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2024 and 2023

Statements of Operations for the years ended December 31, 2024 and 2023

Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Amended and Restated Articles of Incorporation	8-K	333-263384	3.1	7/13/23
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Joint Venture Agreement dated May 17, 2022 [confidential information has been redacted]	S-1/A	333-263384	10.1	06/14/22
14.1		Code of Ethics	10-K	333-263384	14.1	03/01/24
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16:Form 10-K Summary.

None

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Circle Energy, Inc.

By:	/s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Chief Executive Officer

Date: March 20, 2025

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 20, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ William R. Broaddrick
Mr. Lloyd T. Rochford	Mr. William R. Broaddrick
Director	Director

Date: March 20, 2025	Date: March 20, 2025

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2024.

CIRCLE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Circle Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Circle Energy, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City Utah

March 20, 2025

We have served as the Company’s auditor since 2022.

CIRCLE ENERGY, INC.

BALANCE SHEETS

	December 31,	December 31,
As of	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$192,024	$261,338
Prepaid assets and retainers	14,379	14,519
Total Current Assets	206,403	275,857
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$240,903	$310,357

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,477	$7,995
Total Current Liabilities	2,477	7,995
Total Liabilities	2,477	7,995
Stockholders' Equity

Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(208,637)	(144,701)
Total Stockholders' Equity	238,426	302,362
Total Liabilities and Stockholders' Equity	$240,903	$310,357

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2024	2023

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	63,936	78,380

Total Costs and Operating Expenses	63,936	78,380

Loss from Operations	(63,936)	(78,380)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(63,936)	(78,380)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(63,936)	$(78,380)

Basic and Diluted Loss per share	$(0.04)	$(0.05)

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2022	1,530,000	$1,530	$445,533	$(66,321)	$380,742

Net loss	-	-	-	(78,380)	(78,380)
Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362
Net loss	-	-	-	(63,936)	(63,936)
Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2024	2023
Cash Flows From Operating Activities
Net loss	$(63,936)	$(78,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	140	(1,005)
Accounts payable	(1,643)	487
Accounts payable to related parties	(3,875)	3,995
Net Cash Provided by (Used in) Operating Activities	(69,314)	(74,903)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	-
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(69,314)	(74,903)
Cash at Beginning of Period	261,338	336,241
Cash at End of Period	$192,024	$261,338
Supplemental Cash Flow Information
Cash paid for interest	$-	$-

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

Fair Values of Financial Instruments –The carrying amounts accounts payable and other current assets and liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities.

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

Concentration of Credit Risk– Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. The Company places its cash with a high credit quality financial institution.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Oil and Natural Gas Properties – The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all costs (direct and indirect) associated with acquisition, exploration, and development of oil and natural gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.  Currently, the Company has yet to incur any drilling costs and has no proven reserves.

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

To date, our only capitalized costs are lease acquisition costs.  As we have not yet incurred any drilling costs and have yet to record any proven reserves, those capitalized costs are reflected in our financial statements as Oil and natural gas properties not subject to amortization.  We evaluate these costs for impairment based on lease acquisition costs of similar acreage and on internally prepared estimates of unproven reserves.  We have not recorded any impairment against our Oil and natural gas properties not subject to amortization.

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

For the years ended December 31, 2024 and 2023, the Company recorded a full valuation allowance against the deferred tax asset of $13,427 and $16,460, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of December 31, 2024, the Company has a valuation allowance of $43,813.

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

Recently Adopted Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provided optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that referenced LIBOR ("London Inter-Bank Offered Rate") or another rate. ASU 2020-04 was in effect through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), to provide clarifying guidance regarding the scope of Topic 848. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"), which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company adopted ASU 2020-04 with an effective date of January 1, 2024. At this time, the Company does not plan to enter into any contracts using LIBOR as a reference rate. As such, the adoption and implementation of this ASU did not have a material impact on the Company’s financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” ("ASU 2021-08"). This update requires the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. This update became effective for public business entities beginning after December 15, 2022. The Company adopted ASU 2021-08 effective January 1, 2023. The adoption and implementation of this ASU did not have a material impact on the Company’s financial statements, as the company currently has no revenues.

In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." The ASU provided updated views from the SEC Staff on employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. As the ASU did not provide any new ASC guidance, and there was no transition or effective date provided, the Company adopted this standard upon issuance, and the adoption did not have a material impact on the Company's financial statements.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Company adopted this standard for the year ended December 31, 2024. ASU 2023-07 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

We manage our Company as one reportable segment at the entity level which aligns with how the CODM reviews and manages the business. The Company has no assets or current operations and is listed as a Shell Company. The Company’s CODM has been identified as the Chief Executive Officer, who reviews the expenses to assess financial performance.

For single reportable segment-level financial information, see attached financial statements.

Recent Accounting Pronouncements – In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." This update modifies the disclosure or presentation requirements of a variety of Topics in the Codification, which should be applied prospectively. For instance, within ASC 230-10 Statement of Cash Flows – Overall, the amendment requires an accounting policy disclosure in annual periods of where cash flows associated with their derivative instruments and their related gains and losses are presented in the statement of cash flows. Additionally, within ASC 260-10 Earnings Per Share – Overall, the amendment requires disclosure of the methods used in the diluted earnings-per-share computation for each dilutive security and clarifies that certain disclosures should be made during interim periods. The Company is currently assessing the impact of this update on its financial statements and related notes. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments from this update provide for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, showing detail from eight specific categories: (a) state and local income tax net of federal (national) income tax effect, (b) foreign tax effects, (c) effect of changes in tax laws or rates enacted in the current period, (d) effect of cross-border tax laws, (e) tax credits, (f) changes in valuation allowances, (g) nontaxable or nondeductible items, and (h) changes in unrecognized tax benefits. In addition, public business entities are required to separately disclose any reconciling item, disaggregated by nature and/or jurisdiction, in which the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate. Also, for the state and local category, a public business entity is required to provide a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. Further, the amount of income taxes paid (net of refunds received) are required to be disaggregated by (i) federal (national), state, and foreign taxes, and (ii) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments from this update require that all entities disclose (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and (ii) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The Company is currently assessing the impact of adopting this new guidance on its financial disclosures. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The purpose of this update is to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods with annual reporting periods beginning after December 15, 2027, with early adoption permitted, and either prospective or retrospective application permitted. The Company is currently assessing the impact of adopting this new guidance on its financial disclosures.

NOTE 2 – LEASES

The Company adopted ASU 2016-02 Leases (Topic 842) effective January 1, 2022.  The Company does not have any leases to which this standard applies.

The Company has a month-to-month lease for executive office-sharing space.  This lease is month to month at $79 per month.  This amount is shown in the Statement of Operations as General and administrative expense.

NOTE 3 – LOSS PER SHARE INFORMATION

For the years ended December 31,	2024	2023
Net Loss	$(63,936)	$(78,380)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.04)	$(0.05)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 common shares, with a par value of $0.001 per share.

There were no equity issuances during 2023 or 2024.

NOTE 6 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2024, and 2023:

Provision for (Benefit from) Income Taxes	2024	2023
Deferred taxes	$-	$-
Provision for (Benefit from) Income Taxes	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2024 and 2023:

Rate Reconciliation	2024	2023
Tax at federal statutory rate	$(13,427)	$(16,460)
Valuation allowance	13,427	16,460
Provision for Income Taxes	$-	$-

Deferred tax assets and liabilities consist of the following at December 31, 2024, and 2023:

Deferred Taxes:	2024	2023
Deferred tax liabilities
Property and equipment	-	-
Valuation allowance	$-	$-

Deferred tax assets
Stock-based compensation	-	-
Operating loss and IDC carryforwards	43,813	30,387
Valuation allowance	(43,813)	(30,387)
Deferred tax assets	-	-
Net deferred income tax liability	$-	$-

As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of $43,813 which will not expire.

NOTE 7 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2023
	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(24,496)	(21,233)	(16,306)	(16,345)
Net Income	(24,496)	(21,233)	(16,306)	(16,345)
Basic Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income Per Share	$(0.02)	$(0.01)	(0.01)	(0.01)

	2024
	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(24,051)	(12,047)	(15,273)	(12,565)
Net Income	(24,051)	(12,047)	(15,273)	(12,565)
Basic Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income Per Share	$(0.02)	$(0.01)	(0.01)	(0.01)

NOTE 8 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of December 31, 2024, the accounts payable on the Company’s balance sheet includes $110 payable to Mr. Broaddrick. This amount consists of shipping related expenses incurred by Mr. Broaddrick in the normal course of business on the Company’s behalf during 2024.

NOTE 10 – SUBSEQUENT EVENTS

None.