Form 10-Q
period 2025-03-31
Circle Energy, Inc./NV
filed 2025-05-14
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at May 14, 2025.

INDEX

Circle Energy, Inc.

For the Quarter Ended March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	March 31,	December 31,
As of	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$184,371	$192,024
Prepaid assets and retainers	10,479	14,379
Total Current Assets	194,850	206,403
Properties and Equipment
Oil and natural gas properties not subject to amortization	34,500	34,500
Total Properties and Equipment	34,500	34,500
Total Assets	$229,350	$240,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$15,197	$2,477
Total Current Liabilities	15,197	2,477
Total Liabilities	15,197	2,477
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(232,910)	(208,637)
Total Stockholders' Equity	214,153	238,426
Total Liabilities and Stockholders' Equity	$229,350	$240,903

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	24,273	24,051

Total Costs and Operating Expenses	24,273	24,051

Loss from Operations	(24,273)	(24,051)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(24,273)	(24,051)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(24,273)	$(24,051)

Basic and Diluted Loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362

Net loss	-	-	-	(24,051)	(24,051)
Balance, March 31, 2024	1,530,000	$1,530	$445,533	$(168,752)	$278,311

Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

Net loss	-	-	-	(24,273)	(24,273)
Balance, March 31, 2025	1,530,000	$1,530	$445,533	$(232,910)	$214,153

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31,	2025	2024
Cash Flows From Operating Activities
Net loss	$(24,273)	$(24,051)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	3,900	4,440
Accounts payable	12,720	10,249
Net Cash Provided by (Used in) Operating Activities	(7,653)	(9,362)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	-
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(7,653)	(9,362)
Cash at Beginning of Period	192,024	261,338
Cash at End of Period	$184,371	$251,976
Supplemental Cash Flow Information
Cash paid for interest	$-	$-

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025, and cash flows for the three months ended March 31, 2025. The condensed balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

These unaudited condensed interim financial statements have been prepared by management in accordance with generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission.

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

For the three months ended March 31, 2025 and 2024, the Company recorded a full valuation allowance against the deferred tax asset of $5,097 and $5,051, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of March 31, 2025, the Company has a cumulative valuation allowance of $48,910.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended
	March 31, 2025	March 31, 2024
Net Loss	$(24,273)	$(24,051)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.02)	$(0.02)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company has entered into a new Farmout Agreement and Conditional Lease Assignment dated May 5, 2025 and a new joint venture agreement with Boa Vista, LLC which are identical to the prior agreements with Aspen with a new three-year term on the Farmout agreement.  Aspen transferred their ownership and rights to Boa Vista, LLC. effective December 2, 2024.  The consideration paid with this new agreement was $5,000 with a $30,000 spudding payment due at commencement of drilling on the first well.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our audited financial statements included in our Form 10-K filed for the year ended December 31, 2024 and our interim unaudited financial statements and accompanying notes to these financial statements contained herein.

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

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

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

General and administrative expenses. General and administrative expenses were $24,273 for three months ended March 31, 2025, as compared to $24,051 for the same period of 2024.  Similar costs were incurred during each of the periods.

Net loss. The Company had net loss of $24,273 for three months ended March 31, 2025, as compared to $24,051 for the same period of 2024.  The lack of change is the result of currently having no revenues and costs incurred being similar during each of the periods.

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

Cash Flows.  There were no cash inflows during the either three months ended March 31, 2025 or March 31, 2024.  During the three months ended March 31, 2025 we had cash outflow of $7,653 from operating activities as compared to cash outflow from operations of $9,362 for the same period of 2024.  As of March 31, 2025, we had cash on hand of $184,371 and working capital of $179,653, as compared to cash on hand of $192,024 and working capital of $203,926 as of December 31, 2024.

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

C. W. Logsdon Lease

Under the terms of a Farmout Agreement and Conditional Lease Assignment dated May 16, 2022, we have acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas.  We acquired the interest from Aspen Energy Partners, LTD. (“Aspen”), a Florida limited partnership which holds the remaining 25% working interest.  Under the lease agreement, we are required to drill at least two wells, one on each 40-acre farmout tract, within three years or the rights under the lease to any undrilled tract or tracts will automatically revert to Aspen.

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

Subsequent to March 31, 2025, the Company has entered into a new Farmout Agreement and Conditional Lease Assignment dated May 5, 2025 and a new joint venture agreement with Boa Vista, LLC that is identical to the prior agreements with Aspen with a new three-year term on the Farmout agreement.  Aspen transferred their ownership and rights to Boa Vista, LLC. effective December 2, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: May 14, 2025	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)