Form 10-Q
period 2025-09-30
Circle Energy, Inc./NV
filed 2025-11-14
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at November 12, 2025.

INDEX

Circle Energy, Inc.

For the Quarter Ended September 30, 2025 (Unaudited)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

BALANCE SHEET

(Unaudited)

	September 30,	December 31,
As of	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$144,051	$192,024
Prepaid assets and retainers	2,679	14,379
Total Current Assets	146,730	206,403
Properties and Equipment
Oil and natural gas properties not subject to amortization	39,500	34,500
Total Properties and Equipment	39,500	34,500
Total Assets	$186,230	$240,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,184	$2,477
Total Current Liabilities	9,184	2,477
Total Liabilities	9,184	2,477
Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(270,017)	(208,637)
Total Stockholders' Equity	177,046	238,426
Total Liabilities and Stockholders' Equity	$186,230	$240,903

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$-	$-	$-	$-

Costs and Operating Expenses
General and administrative expense	16,888	15,273	61,380	51,371

Total Costs and Operating Expenses	16,888	15,273	61,380	51,371

Loss from Operations	(16,888)	(15,273)	(61,380)	(51,371)

Net Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(16,888)	(15,273)	(61,380)	(51,371)

Benefit from (Provision for) Income Taxes	-	-	-	-

Net Loss	$(16,888)	$(15,273)	$(61,380)	$(51,371)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362

Net loss	-	-	-	(24,051)	(24,051)
Balance, March 31, 2024	1,530,000	$1,530	$445,533	$(168,752)	$278,311

Net loss	-	-	-	(12,047)	(12,047)
Balance, June 30, 2024	1,530,000	$1,530	$445,533	$(180,799)	$266,264

Net loss	-	-	-	(15,273)	(15,273)
Balance, September 30, 2024	1,530,000	$1,530	$445,533	$(196,072)	$250,991

Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

Net loss	-	-	-	(24,273)	(24,273)
Balance, March 31, 2025	1,530,000	$1,530	$445,533	$(232,910)	$214,153

Net loss	-	-	-	(20,219)	(20,219)
Balance, June 30, 2025	1,530,000	$1,530	$445,533	$(253,129)	$193,934

Net loss	-	-	-	(16,888)	(16,888)
Balance, September 30, 2025	1,530,000	$1,530	$445,533	$(270,017)	$177,046

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30,	2025	2024
Cash Flows From Operating Activities
Net loss	$(61,380)	$(51,371)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	11,700	11,705
Accounts payable	6,707	(3,995)
Net Cash Provided by (Used in) Operating Activities	(42,973)	(43,661)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	(5,000)	-
Net Cash Used in Investing Activities	(5,000)	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	-
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(47,973)	(43,661)
Cash at Beginning of Period	192,024	261,338
Cash at End of Period	$144,051	$217,677
Supplemental Cash Flow Information
Cash paid for interest	$57	$-

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025. The condensed balance sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

For the three and nine months ended September 30, 2025, the Company recorded a full valuation allowance against the deferred tax asset of $4,387 and $12,890, respectively.  For the three and nine months ended September 30, 2024, the Company recorded a full valuation allowance against the deferred tax asset of $3,207 and $10,788, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of September 30, 2025, the Company has a cumulative valuation allowance of $56,703.

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

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures, (“ASU 2023-07”).  The Company adopted this standard during the three months ended September 30, 2025.  ASU 2023-07 establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas and major customers.  Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

We manage our Company as one reportable segment at the entity level which aligns with how the CODM reviews and manages the business.  The Company has no revenues or customers.  The Company’s CODM has been identified as the Chief Executive Officer, who reviews the expenses to assess financial performance.

For single reportable segment-level financial information, see attached financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Loss	$(16,888)	$(15,273)	$(61,380)	$(51,371)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – ACQUISITIONS

During the nine months ended September 30, 2025, the Company entered into a new Farmout Agreement and Conditional Lease Assignment dated May 5, 2025, replacing the previous agreement that was set to expire on May 16, 2025. The terms of the new agreement are the same the previous agreement, such that we acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas. We acquired the interest from Boa Vista, LLC, a New Mexico limited liability company which holds the remaining 25% working interest. While the Company believes that there are Proved Undeveloped (“PUD”) drilling locations on this acreage, a full reserve analysis has not yet been completed and so the Company has treated this acreage as unproven property.

NOTE 6 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Results of Operations and Known Trends or Future Events

We are in our startup phase of operations and have not generated any revenues to date. Activities since inception include corporate organizational activities, completion of a private offering, those activities necessary for the registration of shares for the selling stockholders, acquisition of our first oil and gas lease interest, and arrangements to expand operations in the current area of interest through a joint venture with a third party. We have incurred operating expenses related to legal and accounting services, and oil and gas lease acquisition costs.  We expect to incur expenses to develop the oil and gas lease and anticipate increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to future oil and gas business growth. We expect our expenses to increase substantially as a result.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

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

General and administrative expenses. General and administrative expenses were $16,888 for three months ended September 30, 2025, as compared to $15,273 for the same period of 2024.  The largest costs during the period for both 2025 and 2024 were legal, accounting and transfer agent fees.

Net loss. The Company had net loss of $16,888 for three months ended September 30, 2025, as compared to $15,273 for the same period of 2024.  This increase in loss was the result of increased general and administrative costs.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

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

General and administrative expenses. General and administrative expenses were $61,380 for nine months ended September 30, 2025, as compared to $51,371 for the same period of 2024.  The largest costs during the period for both 2025 and 2024 were legal, accounting and transfer agent fees.

Net loss. The Company had net loss of $61,380 for nine months ended September 30, 2025, as compared to $51,371 for the same period of 2024.  This increase in loss was the result of increased general and administrative costs.

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

Cash Flows. We had no cash inflows during either of the nine-month periods ended September 30, 2025 or 2024. During the nine months ended September 30, 2025, we had cash outflow of $42,973 from operating activities as compared to cash outflow from operations of $43,661 for the same period of 2024.  During the nine months ended September 30, 2025, we had cash outflow from investing activities of $5,000 with no similar expenditures during the same period of 2024.  As of September 30, 2025, we had cash on hand of $144,051 and working capital of $137,546, as compared to cash on hand of $192,024 and working capital of $203,926 as of December 31, 2024.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: November 14, 2025	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)