Form 10-K
period 2025-12-31
Circle Energy, Inc./NV
filed 2026-03-24
CIK 1911467

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value.

The Company’s common stock is quoted on the OTCQB under the symbol “CRCE.”

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

As of June 30, 2025, the aggregate market value of the common voting stock held by non-affiliates of the registrant, based upon the closing stock price on that day on the OTCQB of $2.50 per share, was $950,000.

As of March 23, 2026, the issuer had outstanding 1,530,000 shares of common stock ($0.001 par value).

Documents incorporated by reference: None

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report, are forward-looking statements. Forward-looking statements include statements regarding our strategy, plans, objectives, future operations, financial position, financial condition, liquidity, capital resources, exploration activities, and prospects.

Forward-looking statements are often identified by the use of words such as may, could, would, should, believe, anticipate, intend, estimate, expect, plan, project, or similar expressions, although not all forward-looking statements contain these identifying words. These statements are based on management’s current expectations and assumptions and are subject to known and unknown risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Because we have no proved reserves and no producing wells, our future operations are speculative and dependent upon our ability to obtain additional capital, successfully drill exploratory wells, and establish commercially recoverable reserves. Factors that could cause actual results to differ materially include, but are not limited to:

•declines or volatility in commodity prices;

•our ability to obtain additional financing on acceptable terms or at all;

•general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•our ability to successfully identify, drill, and develop economically viable oil and natural gas prospects;

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

•uncertainties in geological and geophysical interpretations;

•the expiration or termination of leasehold interests;

•regulatory, environmental, and climate-related requirements;

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

PART I

Item 1:Business

General

Circle Energy, Inc. is a Nevada corporation formed on December 7, 2021. We are an exploration-stage oil and natural gas company focused on acquiring and developing oil and natural gas properties in the Permian Basin region of Texas.

Although the Company has not yet commenced drilling operations or established proved reserves, it is actively engaged in the business of oil and natural gas exploration and development. The Company owns a controlling working interest in leasehold acreage, is subject to drilling obligations under its farmout agreement, and is conducting ongoing geological review, land evaluation, acquisition analysis, and capital formation activities directed toward drilling and development. Management is devoting substantial time and resources toward advancing these objectives. The Company’s activities are consistent with those of an exploration-stage oil and gas company and are not limited to maintaining corporate existence or identifying a merger candidate.

We currently own a 75% working interest and a 55.5% net revenue interest in an 80-acre tract located in Andrews County, Texas. We have not drilled any wells and have no producing wells or proved reserves. Our current activities consist primarily of evaluating our existing leasehold interests, pursuing additional acreage acquisitions, and seeking financing necessary to drill and develop our properties.

Our Business Strategy

Our strategy is to acquire additional properties, expand our acreage position in and around our existing Andrews County leasehold and to evaluate potential drilling opportunities. We intend to pursue additional acquisitions of oil and natural gas properties that management believes have development potential. Our ability to execute this strategy depends upon our ability to obtain additional capital and successfully drill exploratory wells.

Primary Business Operations

Under our current lease agreement, we are required to drill at least two wells, one on each 40-acre farmout tract, on or before May 16, 2028 or the rights under the lease to any undrilled tract or tracts will automatically revert to Aspen.

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

The Company intends to add to its existing acreage position and also to seek additional acquisition opportunities. As of the date of this report, no wells have been drilled on the property and no development operations have commenced.

Competitive Business Conditions

The oil and natural gas industry is highly competitive in the acquisition of properties and capital. Many of our competitors have substantially greater financial and technical resources than we do. Our limited capital resources and lack of operating history may place us at a competitive disadvantage in acquiring additional properties and securing drilling services.

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

Climate Change

Due to concern over climate change, numerous proposals to monitor and limit emissions of GHGs have been made and are likely to continue to be made at the federal, state, and local levels of government and by the governments of other nations. Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of burning natural gas, are examples of GHGs. Various laws and regulations exist or are under development to regulate the emission of GHGs.

Beginning in 2009, the EPA published several findings, including a finding that GHGs present a danger to public health and the environment, known as the “endangerment finding,” and rulemakings under the Clean Air Act requiring the permitting and reporting of certain GHGs. Certain of our facilities are subject to these reporting requirements, and operational or physical changes to other existing facilities could subject those facilities to these requirements. In recent years, EPA also made regulatory changes requiring many existing oil and natural gas facilities to reduce GHG emissions. However, in 2025, EPA announced its intention to reconsider the endangerment finding, as well as EPA’s mandatory GHG Reporting Program, and on February 12, 2026, the EPA announced that it will issue a final rule rescinding the endangerment finding, thereby eliminating the basis for much of its regulation of GHG emissions. Based on EPA’s recent rulemakings and disclosed objectives, we may experience a reduction in GHG reporting and other regulatory obligations at the federal level over the near term.

At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, such as through mandatory reporting, establishment of GHG emission reduction targets, or regional GHG “cap-and-trade” programs. It is possible that sources such as our gas-fueled compressors and processing plants could become subject to these state GHG reduction regulations. Various states are also proposing or have implemented stricter regulations for reporting, monitoring, or reducing GHGs that go beyond the requirements of the EPA as they existed at the end of 2025. Compliance with state rules could require additional expenditures, above and beyond those spent to comply with EPA GHG rules for new and existing sources. In addition, the European Union has approved a law to impose limits on methane emissions intensity applicable to imports of natural gas and crude oil beginning in 2030.

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

Operational Hazards and Insurance

Oil and natural gas exploration involves operational risks including drilling hazards, blowouts, equipment failure, and environmental contamination. If we commence drilling operations, we expect to obtain insurance coverage consistent with industry practice, although such insurance may not cover all risks or losses.

Human Capital Management

As of December 31, 2025, the Company does not have full-time employees; however, its executive officers actively manage the Company’s exploration, land, regulatory, financing, and corporate development activities. The Company utilizes independent petroleum consultants, land professionals, and other contractors in connection with acreage evaluation and development planning. The Company expects to expand its personnel base as drilling and development activities commence.

Available Information

We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (SEC). These filings are available to the public on the SEC’s website at www.sec.gov. We will provide copies of our filings without charge upon written request to our principal executive offices.

Based on the Company’s ownership of oil and gas leasehold interests, its contractual drilling obligations, and its ongoing exploration and development activities, management does not consider the Company to be a shell company as defined in Rule 12b-2 under the Exchange Act.

Item 1A:Risk Factors

Risks Related to Our Financial Condition and Liquidity

We have no revenue and will require additional capital; if we cannot obtain financing on acceptable terms, we may be unable to meet lease obligations or continue operations, and future financings may be highly dilutive.

We have not generated revenue from operations and do not expect to generate revenue unless and until we successfully drill and complete producing wells. Our operations are funded entirely through equity or debt financing. We may also issue preferred stock or other senior securities, and we may incur debt with restrictive covenants. If we are unable to obtain additional capital on acceptable terms, we may be unable to drill wells, maintain our leasehold interests, satisfy lease obligations, or continue operations. Future financings may be highly dilutive and could include securities with rights senior to our common stock. If we cannot raise capital when needed, we may be forced to delay or forgo drilling, relinquish acreage, reduce or suspend operations, or seek strategic transactions on terms unfavorable to stockholders. Because we have a limited operating history and no operating revenue, investors have limited historical financial information on which to evaluate our ability to execute our plans. If we incur debt, we may be subject to covenants and repayment obligations that could restrict our operations and financing flexibility. If we default, lenders could seek remedies against our assets.

We have no proved reserves and no established production base.

We have no proved oil or natural gas reserves, and our acreage may never generate economically recoverable reserves. As of December 31, 2025, we had no proved oil or natural gas reserves as defined under Rule 4-10(a) of Regulation S-X. All of our acreage is undeveloped and exploratory in nature. Because we have no proved reserves, the value of our leasehold interests is inherently speculative and may ultimately prove to be negligible.

The absence of proved reserves materially increases our business risk. Without proved reserves, we have no established production base, no reserve-based borrowing capacity, and no demonstrated ability to generate operating cash flow. Our ability to obtain financing, enter joint ventures, or attract strategic partners may be significantly impaired. If we are unable to establish commercially recoverable reserves, our leasehold interests may have little or no value, and investors could lose their entire investment.

Exploratory drilling may not establish commercially recoverable reserves.

Any prospects we elect to drill may not yield oil or natural gas in commercially viable quantities. Because we have no proved reserves and no producing wells, any drilling program we undertake will be exploratory and inherently uncertain. Geological, geophysical, and seismic analyses are subject to interpretation and may not accurately predict the presence, quality, or recoverability of hydrocarbons.

Even if hydrocarbons are encountered, they may not exist in sufficient quantities, pressure, or reservoir characteristics to permit commercial production or to recover drilling and completion costs. Analogies drawn from other wells or producing fields may not be applicable to our acreage. As a result, we may expend substantial capital on drilling activities without establishing economically recoverable reserves.

We may be deemed a shell company, which could restrict resales of our securities.

We have not generated revenue from operations and are in the exploration stage of development, which may cause investors or regulators to evaluate our status under applicable securities laws.

The Company is an exploration-stage oil and gas company and owns leasehold interests in real property in Texas. Although we have not yet drilled wells or established proved reserves, our activities are directed toward exploration and development of our acreage position and not solely toward identifying or consummating a merger, acquisition of an operating business, or other business combination transaction. We believe our assets and operations are consistent with those of an early-stage oil and gas company. However, regulatory interpretation of “shell company” status involves factual and legal analysis, and there can be no assurance that regulators or market participants would not scrutinize our status.

Failure to maintain OTCQB eligibility could reduce liquidity of our common stock.

Continued quotation on OTCQB is subject to ongoing eligibility requirements, including current SEC reporting status, audited financial statements by a PCAOB-registered auditor, and minimum bid price and other standards. If we fail to satisfy these requirements, our securities may be downgraded or removed from OTCQB, which could materially reduce liquidity and investor confidence. If our common stock were removed from OTCQB, it could trade on a more limited market, which may reduce liquidity, increase volatility, and impair our ability to raise capital.

In addition, we currently do not have any independent directors and do not maintain a separately constituted audit committee composed of independent directors. Although OTCQB rules do not presently require a fully independent board for continued quotation, the absence of independent oversight may subject us to increased scrutiny from regulators, investors, and counterparties. Our limited board structure may also impair our ability to implement and maintain governance practices consistent with evolving market expectations for public companies. If OTC Markets were to modify its corporate governance requirements, or if investors or other market participants determine that our governance structure is inadequate, we could experience difficulty maintaining our OTCQB eligibility, attracting capital, or retaining investor confidence, which could adversely affect the market price and liquidity of our common stock.

Future issuances of equity securities may result in significant dilution.

We may issue additional shares of common stock or other securities to raise capital or acquire additional properties or interests in oil and gas properties. We may also issue preferred stock or other securities senior to our common stock. These issuances could reduce voting power, reduce future upside, and may include liquidation preferences, anti-dilution protections, or other rights adverse to holders of common stock. Any such issuances could significantly dilute existing stockholders.

Risks Related to Our Exploration and Development Activities

Our leasehold interests may expire or revert if we fail to meet drilling or primary term requirements.

Our leasehold interests are subject to primary term expiration and, in certain cases, drilling commitments, including timing requirements under certain farmout or lease arrangements. If we do not commence drilling operations within required timeframes, our rights in the applicable acreage may terminate or revert to the lessor and we could lose all or a portion of our acreage position without compensation. Loss of acreage could materially impair our ability to develop reserves and generate future revenue.

Drilling, completion, and production activities involve significant operational and financial risks that could materially adversely affect us.

Under our current lease agreement, we are required to drill a certain number of wells. If we undertake drilling or completion operations, those activities will involve numerous operational risks, including equipment failure, well control incidents, mechanical difficulties, cost overruns, regulatory delays, shortages of rigs or services, adverse weather, title disputes, and accidents. The cost of drilling and completing a well is often uncertain until operations are underway. Budget overruns are common and may render a project uneconomic. Operational failures could result in the loss of the well, significant remediation expense, regulatory penalties, or liability exposure. Even if a well is successfully drilled and completed, production levels may decline more rapidly than expected, resulting in reduced economic returns. These operational risks are separate from and in addition to the geological uncertainties associated with exploratory drilling.

Risks Related to Regulation and the Energy Industry

Commodity price volatility could render our acreage uneconomic to develop.

Future drilling decisions and the economic viability of our acreage are highly sensitive to oil and natural gas prices. Because we have no current production, commodity prices primarily affect whether our acreage can be economically developed and whether we can raise capital to fund development. We do not currently engage in hedging activities and because we have no producing wells, we have no revenue hedge against commodity price volatility. Sustained declines in commodity prices could render our acreage uneconomic and result in impairment of our leasehold interests. Commodity price volatility can also affect the cost and availability of drilling rigs, tubular goods, and oilfield services. Tariffs, trade restrictions, or supply chain disruptions could increase the cost of tubular goods, equipment, and services required for any drilling program.

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques, which involve additional risks and uncertainties in their application if compared to conventional drilling.

If we use horizontal drilling or multi-stage completion techniques, those methods may increase cost, complexity, and the risk of operational failure. The additional risks that we face while drilling horizontally include, but are not limited to, the following:

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

It may not be possible to insure against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect any future business opportunities. Any future oil and natural gas operations would be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

●environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

●abnormally pressured formations;

●mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

●fires and explosions;

●personal injuries and death; and

●natural disasters.

Any of these risks could adversely affect our ability to conduct future operations or result in substantial losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could materially and adversely affect our financial condition and future operations. We may not have insurance coverage sufficient to cover all operational hazards, and certain environmental risks may be uninsurable or subject to significant deductibles.

Environmental, climate-related, and other regulatory requirements could increase costs, delay operations, or limit development.

Although we currently have no producing wells, any future drilling activities would be subject to federal, state, and local environmental and regulatory requirements. Compliance costs could be substantial, and failure to comply could result in penalties, delays, or loss of operating rights. In addition, evolving climate-related regulation, disclosure expectations, and stakeholder actions could increase compliance costs, limit access to capital, or reduce demand for oil and natural gas over time. Natural disasters, severe weather, public health events, or other force majeure events could disrupt any future operations, supply chains, and access to capital.

Competition is intense in the oil and natural gas industry.

The oil and natural gas industry is highly competitive for acquiring properties and marketing oil and natural gas. Our competitors include multinational oil and natural gas companies, major oil and natural gas companies, independent oil and natural gas companies, individual producers, financial buyers as well as participants in other industries that supply energy and fuel to consumers. Many of our competitors have greater and more diverse resources than we do. Additionally, competition for acquisitions may significantly increase the cost of available properties. We compete for the personnel and equipment required to explore, develop, and operate properties. Our competitors also may have established long-term strategic positions and relationships in areas in which we may seek to enter. Consequently, our competitors may be able to address these competitive factors more effectively than we can. If we are not successful in our competition for oil and natural gas reserves or in our marketing of production, then our financial condition and operation results may be adversely affected.

Risks Related to Management and Strategy

Our management has limited time and resources and may have conflicts of interest, which could delay execution of our plans and harm our business.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time in developing our operations and evaluating potential acquisition or development opportunities. We do not intend to have any full-time employees prior to the completion of our operations, development planning, financing activities, and potential acquisitions. Each of our officers and directors is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Shareholders and investors must rely significantly on management's judgment in identifying and evaluating acquisition and development opportunities, and past performance in other ventures is not a guarantee of results for Circle.

If our assessments of purchased properties are materially inaccurate, it could have a significant impact on future operations and earnings.

If we pursue acquisitions, farm-ins, or additional leasehold interests, our assessments may be incorrect due to limited diligence opportunities, incomplete technical data, title issues, unknown liabilities, or incorrect assumptions about future development costs and commodity prices. Because we have no producing wells, we cannot rely on operating cash flow to fund development, and any adverse acquisition outcome could require additional financing, impair our assets, or divert management attention.

We rely on information technology systems and third-party service providers, and cybersecurity incidents could disrupt our operations or impair our ability to comply with reporting obligations.

Although we currently have no active oil and gas production and limited operational activities, we rely on information technology systems and third-party service providers to conduct our business, including maintaining financial records, preparing SEC filings, communicating with investors and service providers, and storing confidential business information. We utilize cloud-based systems, email platforms, accounting software, and other digital tools to support these functions.

Cybersecurity incidents, including unauthorized access, phishing attacks, ransomware, malware, or other data breaches, could result in the loss or compromise of confidential information, disruption of our financial reporting processes, or impairment of our ability to meet our public reporting obligations. Because our management team is small and our administrative infrastructure is limited, any disruption to our systems could have a disproportionate impact on our operations.

We also rely on third-party vendors and service providers for certain functions, and a compromise of their systems could adversely affect us. Although we implement security measures designed to protect our information systems, such measures may not be sufficient to prevent all cybersecurity incidents. A material cybersecurity incident could result in regulatory scrutiny, reputational harm, litigation exposure, financial loss, or difficulty accessing capital markets.

As cyber threats continue to evolve, we may be required to devote additional resources to enhance our cybersecurity controls and incident response capabilities.

Risks Related to Our Common Stock and Corporate Structure

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

Our principal stockholders hold a controlling interest in our common stock and can significantly influence corporate actions.

Our founding stockholders own approximately 75.2% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors for so long as they continue to hold a majority of the outstanding voting power. As a result, other shareholders will not have any influence over the election of directors.

Provisions in Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Section 78.411 et seq. of the Nevada Revised Statutes affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of two years following the time that the stockholder becomes an “interested stockholder.” We may elect in any future amendments to our articles of incorporation not to be subject these sections. These provisions may limit the ability of third parties to acquire control of our Company.

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. The market for our common stock may be limited, with low trading volume and limited analyst coverage, which may increase volatility and make it difficult to sell shares at desired prices. The market price of our common stock may also fluctuate significantly in response to the following factors, some of which are beyond our control:

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

We do not expect to pay cash dividends in the foreseeable future, and investors in or holders of our common stock should rely on potential appreciation, if any, in the market price of our common stock. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

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

We are an “emerging growth company,” and will be able to take advantage of reduced disclosure requirements applicable to these companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, for as long as we continue to be an “emerging growth company,” we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Item 1B:Unresolved Staff Comments

None.

Item 1C:Cyber Security

Given the Company’s current exploration-stage operations, the Company maintains a limited information technology environment consisting primarily of locally maintained electronic records and physical documents stored at a secure location. The Company does not maintain in-house servers or operate a proprietary network infrastructure. To the extent electronic communications are utilized, the Company relies on commercially available email and standard business software platforms. Messrs. Rochford and Broaddrick are responsible for oversight as the only members of management and of the Board of Directors. We do not engage any assessors, consultants, auditors or other third parties in connection with our cybersecurity risk management at this time.

Risk Management and Strategy

The Company’s cybersecurity risk management processes are designed to identify, assess, and manage risks from cybersecurity threats in a manner proportionate to its size and operational footprint. Management periodically evaluates potential risks to financial records, operational data, and confidential information, including risks arising from unauthorized access, phishing, business email compromise, and other common cyber threats. Given the Company’s limited technology infrastructure, cybersecurity risk is primarily concentrated in access to electronic communications and financial reporting systems. The Company relies on standard security features embedded within commercially available software and service providers and expects such providers to maintain customary security safeguards. Given the Company’s limited personnel and operations, the Board has not designated a separate committee for cybersecurity oversight.

Management’s Role

Day-to-day responsibility for cybersecurity risk management resides with Messrs. Rochford and Broaddrick, who monitor access to Company records, maintain password protection protocols, and review any unusual account activity. In the event of a suspected cybersecurity incident, management would assess materiality, take remedial action, and, if appropriate, report the matter to the Board.

The Company may, in the future, engage third-party service providers or consultants to assist in evaluating cybersecurity risks as its operations expand.

As of the year ending December 31, 2025, Circle has had no cybersecurity incidents or been at risk from cybersecurity threats that have materially affected or were reasonably likely to materially affect our business strategy, results of operations or financial condition. While the Company has not identified any material cybersecurity incidents to date, no security measures can provide absolute assurance against all potential cybersecurity threats.

Item 2:Properties

Oil and Natural Gas Properties

The Company’s principal properties consist of oil and natural gas leasehold interests located in Andrews County, Texas. The Company is in the exploratory stage of development and has not established any proved reserves.

The Company’s leasehold interests represent real property rights under Texas law, including drilling rights, working interests, and associated development rights. These interests constitute operating oil and gas assets typical of exploration-stage independent producers and are not passive investment assets. The Company is obligated under its farmout agreement to drill wells within specified timeframes in order to retain its acreage position.

Reserves

As of December 31, 2025, the Company had no proved oil or natural gas reserves as defined under Rule 4-10(a) of Regulation S-X.

The Company has not completed an independent reserve evaluation of its acreage and has not classified any reserves as proved or probable. Accordingly, the Company has not prepared estimates of reserves or future net cash flows attributable to reserves.

Acreage

The following table summarizes gross and net developed and undeveloped acreage as of December 31, 2025 by region.  Net acreage represents the Company’s proportionate ownership interest in gross acreage. Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Central Basin Platform	-	-	80	60	80	60

Total	-	-	80	60	80	60

As of December 31, 2025, all of the Company’s acreage is classified as undeveloped. The Company has no developed acreage and no producing wells.

Leases of undeveloped acreage generally expire at the end of their respective primary terms unless production has been established prior to expiration of such primary term.  If production is established, the lease typically remains in effect for so long as production continues in paying quantities, commonly referred to in the industry as “Held-By-Production” or “HBP.”  In addition, leases may contain drilling or other development commitments, and failure to satisfy such commitments, if applicable, may result in termination or expiration of the lease in accordance with its terms.

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2025, that is scheduled to expire over the next two years unless (i) drilling requirements are satisfied, or (ii) the lease is renewed or extended prior to its expiration date:

	2025
	Gross	Net
Total	80	60

Wells

As of December 31, 2025, the Company had no producing wells and no wells in the process of drilling or completion.

Drilling Activity

The Company did not drill any exploratory or development wells during the year ended December 31, 2025.

Present Activities

The Company’s current activities are limited to evaluating its leasehold acreage, conducting geological review, and assessing potential drilling opportunities. The Company has not adopted a formal development plan and has not scheduled drilling activities.

Future development activities are subject to the availability of capital, commodity prices, regulatory approvals, and other economic factors.

Delivery Commitments

As of December 31, 2025, the Company had no delivery commitments for oil or natural gas.

Title to Properties

The Company generally conducts customary due diligence, including a preliminary review of title, in connection with the acquisition of oil and natural gas leasehold interests. Prior to the commencement of drilling operations on any acreage, the Company would expect to conduct a more comprehensive title examination and address any material defects identified at that time.

The Company believes that title to its leasehold properties is satisfactory in accordance with standards generally accepted in the oil and natural gas industry, subject to customary exceptions and encumbrances that do not, in the aggregate, materially interfere with the use of the properties for their intended purpose.

Certain of the Company’s interests may be held of record by third parties pursuant to lease assignments, participation agreements, or other contractual arrangements customary in the industry. Under such agreements, the Company generally has rights to its proportionate share of production and revenues and, where applicable, the right to have its interests placed of record.

The Company’s leasehold interests are generally subject to royalty interests, overriding royalty interests, working interests, liens incident to operating agreements, current taxes, and other burdens customary in the oil and natural gas industry, as well as minor encumbrances, easements, and restrictions. The Company does not believe that any such burdens materially impair the value or use of its properties.

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

PART II

Item 5:Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is quoted on OTCQB operated by OTC Markets Group Inc under the trading symbol “CRCE.”  Our common stock has been quoted on the OTCQB since February 23, 2023.

Record Holders

As of March 3, 2026, there are approximately 57 registered holders of record of our common stock.

Dividend Policy

We do not currently anticipate paying any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the development and expansion of our business. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, the Company did not sell any unregistered securities.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fiscal year ended December 31, 2025.

Item 6:Selected Financial Data

The selected financial information set forth below is derived from our balance sheets and statements of operations as of and for the years ended December 31, 2025, 2024, 2023 and 2022 and the partial year ended December 31, 2021. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in this Annual Report.

	For the years ended December 31,				For the partial year ended December 31,
Statements of Operations Data:	2025	2024	2023	2022	2021
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
General and administrative	73,663	63,936	78,380	63,095	3,226
Net loss	(73,663)	(63,936)	(78,380)	(63,095)	(3,226)

Basic and Diluted Loss per share	$(0.05)	$(0.04)	$(0.05)	$(0.04)	$(0.04)

	As of December 31,
Balance Sheet Data:	2025	2024	2023	2022	2021
Current assets	$125,965	$206,403	$275,857	$349,755	$239,650
Oil and gas properties not subject to amortization	39,500	34,500	34,500	34,500	-
Total assets	165,465	240,903	310,357	384,255	239,650
Total current liabilities	702	2,477	7,995	3,513	5,226
Total long-term liabilities	-	-	-	-	-
Total Stockholders' Equity	164,763	240,903	302,362	380,742	234,424

Item 7:Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates, and beliefs, and our actual results could differ materially from those discussed in these forward-looking statements as a result of many factors, including those discussed under Item 1A Risk Factors and elsewhere in this Annual Report.

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

Results of Operations and Known Trends or Future Events

We are in our startup phase of operations and have not generated any revenues to date. Activities since inception include corporate organizational activities, our completed private offering, those activities necessary to prepare for the registration of shares for the Selling Stockholders, acquisition of our first oil and gas lease interest, and arrangements to expand operations in the current area of interest through a joint venture with a third party. We have incurred operating expenses related to legal and accounting services, and oil and gas lease acquisition costs. We expect to incur expenses to develop the oil and gas lease and anticipate increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to future oil and gas business growth. We expect our expenses to increase substantially as a result.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Sales, production costs and production taxes. The Company does not currently have any producing wells and thus has no production, sales, production costs or production taxes nor has it ever had any to date.

Depreciation, depletion and amortization. We have no production and our current oil and gas properties thus are not yet subject to amortization.  Further, we have no depreciable assets.

General and administrative expenses. General and administrative expenses were $73,663 for year ended 2025, as compared to $63,936 for the year ended December 31, 2024. The increase is primarily related to an increase in legal costs related to evaluation of acquisition targets in 2025 as compared to 2024.

Net loss. The Company had net loss of $73,663 for year ended 2025, as compared to $63,936 for the year ended December 31, 2024.  This increase in loss was the result of increased general and administrative costs.

Known Trends and Uncertainties

Our future results are dependent on our ability to obtain additional capital to drill exploratory wells and to retain our leasehold interests. We are also subject to commodity price volatility, inflation in drilling and service costs, and capital market conditions affecting small public oil and gas companies. Increases in drilling costs due to labor shortages, equipment availability, or inflationary pressures could materially increase the capital required to develop our properties.

In addition to pursuing development of our existing oil and natural gas leasehold interests, we periodically evaluate strategic opportunities that may complement or enhance stockholder value. Such opportunities may include asset acquisitions, joint ventures, financing transactions, or other strategic arrangements. No definitive agreement has been entered into with respect to any such transaction as of the date of this report.

Liquidity and Capital Resources

Financing of Operations. We used cash on hand from previous equity offerings, along with the funds from the issuance of the founder’s shares, to fund our operations during 2024 and 2025. Those operations consisted of maintaining the listing of the common stock of the Company on OTC Markets.

Cash Flows. There were no cash inflows during 2024 and 2025. We used cash in operating activity of $75,823 during the year ended December 31, 2025 and $69,314 for the year ended December 31, 2024.  During 2025 we used cash in investing activities in the amount of $5,000 during the year ended December 31, 2025 with no similar cost expended in 2024.

As of December 31, 2025, we had cash on hand of $111,201 and working capital of $125,263, as compared to cash on hand of $192,024 and working capital of $203,926 as of December 31, 2024.

In addition to cash resources, the Company holds leasehold oil and gas interests carried at $39,500, representing acquisition costs of real property interests with development potential. These interests are not passive financial assets but constitute operating oil and gas property rights.

Contractual Obligations. The Company has a short-term lease for executive office-sharing space in Tulsa, Oklahoma, at nominal cost to the Company.

Subsequent Events

Not applicable.

Effects of Inflation and Pricing

Because we are not currently producing oil or natural gas, inflation has primarily affected our general and administrative expenses, including professional fees and public company compliance costs. If we commence drilling operations, inflationary pressures in labor, drilling services, and equipment could materially increase development costs.

Off-Balance Sheet Financing Arrangements

As of December 31, 2025, we had no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Although we currently have no producing wells or proved reserves, we have adopted accounting policies applicable to oil and natural gas exploration and development companies.

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions, and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

Revenue Recognition. We have not generated any revenues to date. If and when production commences, we intend to account for revenues in accordance with Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under this standard, revenue would be recognized when control of produced crude oil or natural gas is transferred to the customer.

Full Cost Method of Accounting. We account for our oil and natural gas operations using the full cost method of accounting. Under this method, all costs (internal or external) associated with property acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. All of our properties are located within the continental United States. As of December 31, 2025, we have not capitalized any drilling costs and have no proved reserves subject to depletion.

Write-down of Oil and Natural Gas Properties. Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test calculation each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is performed quarterly utilizing the average of prices in effect on the first day of the month for the preceding twelve-month period in accordance with SEC Release No. 33-8995. The ceiling limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved crude oil and natural gas reserves discounted at 10%, plus the lower of cost or market value of unproved properties, less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depletion, depreciation, and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Oil and Natural Gas Reserve Quantities. Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.  As of December 31, 2025, we have not established any proved reserves.

Income Taxes. Deferred income taxes are provided for the difference between the tax basis of assets and liabilities and the carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is settled. Since our tax returns are filed after the financial statements are prepared, estimates are required in valuing tax assets and liabilities. We record adjustments to the actual values in the period we file our tax returns. As the Company currently has no revenues, there is reasonable doubt as to the realizability of any deferred tax assets.  For the years ended December 31, 2025 and 2024, we recorded a valuation allowance against our deferred tax asset of $15,469 and $13,427, respectively.

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

Item 8:Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included beginning at page F-1 following the signature page of this Annual Report. As of December 31, 2025 and 2024, the Company had no proved oil or natural gas reserves. Accordingly, no standardized measure of discounted future net cash flows is presented.

Item 9:Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level. Because the Company has a limited number of personnel and no employees, there are inherent limitations on the segregation of duties within its internal control structure. Management believes that such limitations are mitigated by the active involvement of senior management and oversight by the Board of Directors.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, at the reasonable assurance level.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of internal control over financial reporting is not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report.

Item 9B:Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our executive officers and directors as of December 31, 2025. Our Board of Directors (“Board”) believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ and officers’ individual biographies below contain information about their experience, qualifications and skills.

Name	Age	Positions

Lloyd T. Rochford	79	Chairman of the Board of Directors, Chief Executive Officer, President
William R. Broaddrick	48	Chief Financial Officer, Secretary, Treasurer, Director

Each director serves until the next annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier resignation or removal.

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

The two most recent ventures, as previously noted, were Arena Resources, Inc. and Ring Energy, Inc.  At Arena, Mr. Rochford led the company through both private and public equity transactions totaling in excess of $290 million and established a revolving credit facility, which was utilized for as much as $36.5 million, though it had a borrowing base of as much as $150 million.  At Ring, Mr. Rochford led the company through both private and public equity transactions totaling in excess of $465 million and established a revolving credit facility, which was utilized for as much as $366.5 million, though it had a borrowing base of as much as $425 million.

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

Director Independence

Our common stock is quoted on the OTCQB marketplace, which does not require a majority of independent directors. The Board has evaluated the independence of its directors using the independence standards of the NYSE American. Under this standard, the Board has determined that neither Mr. Rochford nor Mr. Broaddrick qualifies as an “independent director.”

Number and Terms of Office of Officers and Directors

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices as it deems appropriate.

Committees

Because of its small size, the Board of Directors carries out the duties of the committees. We do not have compensation, nominating, or other standing committees of the Board of Directors. We also do not have a separately designated audit committee. The full Board of Directors performs the functions of an audit committee. Because we do not have any independent directors, our Board does not have a member who qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been involved in any legal proceedings required to be disclosed under Item 401(f) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, as well as to other employees and directors. The Code of Ethics is available upon request without charge. Requests may be directed to the Company’s principal executive offices.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 applies only to issuers that have a class of equity securities registered under Section 12 of the Exchange Act. Because the Company does not have any class of equity securities registered under Section 12 and is reporting pursuant to Section 15(d) of the Exchange Act, Section 16(a) is not applicable to the Company, and its directors, executive officers, and beneficial owners are not subject to Section 16(a) reporting requirements.

Item 11:Executive Compensation

As a smaller reporting company, we have provided executive compensation disclosure in accordance with the scaled disclosure requirements of Item 402 of Regulation S-K. During the fiscal years ended December 31, 2025 and 2024, none of our executive officers or directors received any cash compensation, equity compensation, or other compensation for services rendered to the Company.

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer and our other executive officers for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Lloyd T. Rochford, Chief Executive Officer	2025	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-
William R. Broaddrick, Chief Financial Officer	2025	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-

No executive officer received any compensation, whether in cash or non-cash form, during the periods presented. No compensation was accrued but unpaid.

Equity Compensation Plans

On July 11, 2023, the Board of Directors adopted the Circle Energy, Inc. 2023 Long-Term Incentive Plan (the “2023 Plan”). On the same date, the 2023 Plan was approved by the Company’s stockholders by written majority consent.

The 2023 Plan authorizes the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and certain consultants and advisors of the Company and its subsidiaries. The purpose of the 2023 Plan is to provide long-term incentives, align the interests of eligible participants with those of the Company’s stockholders, and assist the Company in attracting and retaining qualified personnel.

The maximum aggregate number of shares of the Company’s common stock that may be issued under the 2023 Plan is 250,000 shares, subject to adjustment for stock splits, recapitalizations, and similar transactions as provided in the plan.

No equity awards were granted to any named executive officer during the fiscal year ended December 31, 2025. As of December 31, 2025, no awards were outstanding under the 2023 Plan.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, none of our executive officers held any outstanding stock options, restricted stock awards, restricted stock units, or any other equity-based awards.

Employment Agreements and Compensation Arrangements

We do not have employment agreements with any of our executive officers. No executive officer is entitled to severance, change-in-control payments, or other post-termination compensation arrangements.

Our executive officers and directors may be reimbursed for reasonable out-of-pocket expenses incurred on our behalf. No such reimbursements constituted compensation during the fiscal years ended December 31, 2025 or 2024.

Director Compensation

The following table sets forth compensation information for our directors for the fiscal years ended December 31, 2025 and 2024.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Lloyd T. Rochford	2025	-	-	-	-	-	-
	2024	-	-	-	-	-	-
William R. Broaddrick	2025	-	-	-	-	-	-
	2024	-	-	-	-	-	-

No director received compensation for service during the periods presented.

Compensation Philosophy and Future Compensation

To date, our executive officers and directors have not received compensation for services rendered to the Company. In the future, the Board of Directors may determine to compensate executive officers and directors based on the Company’s financial condition, operational development, and industry practices. Any such compensation arrangements will be approved by the Board of Directors and, if required, by a committee of independent directors.

The Company currently has no pension, retirement, or deferred compensation.

Item 12:Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information furnished by current management and others, concerning the ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent of our Common Stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and named executive officers; and (iii) our directors and executive officers as a group. The mailing address for each of the persons indicated in the table below is our corporate headquarters. The percentage ownership is based on 1,530,000 shares of common stock outstanding at March 23, 2026.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owners	Number	Percent

Lloyd T. Rochford, CEO & Chairman of the Board	1,050,000	68.6%

William R. Broaddrick, CFO & Director	100,000	6.5%

All directors and executive officers as a group (2 persons)	1,150,000	75.2%

As a result of their beneficial ownership, our executive officers and directors are able to control matters requiring stockholder approval.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and includes, among other things, securities that an individual has the right to acquire within 60 days. There are no outstanding options, warrants, convertible securities, or other rights exercisable within 60 days of the date of this table. Unless otherwise indicated, the stockholders identified in the foregoing table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

We are not aware of any other person who beneficially owns more than five percent of our outstanding common stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	$ -	250,000
Equity compensation plans not approved by security holders	-	$ -	-
Total	-	$ -	250,000

The Company has not issued any options, warrants, or other equity-based awards.

Item 13:Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The following includes transactions since January 1, 2024, in which the Company was or is to be a participant and in which any director, executive officer, or beneficial owner of more than five percent of our common stock, or any immediate family member of the foregoing, had or will have a direct or indirect material interest.

Reimbursement of Expenses

As of December 31, 2025, the Company had accrued $110 payable to Mr. Broaddrick representing reimbursement of out-of-pocket shipping expenses incurred by him on the Company’s behalf in the ordinary course of business.

Other than as described above, there have been no transactions since January 1, 2024, in which the amount involved exceeded $120,000, or one percent of our total assets, and in which any related person had a direct or indirect material interest.

Policies and Procedures Regarding Related Party Transactions

The Company has not adopted a written policy specifically governing the review and approval of related party transactions. However, any proposed transaction between the Company and a director, executive officer, or significant stockholder is presented to the Board of Directors for review and approval. In considering such transactions, the Board evaluates whether the transaction is fair to the Company and on terms comparable to those that could be obtained in an arm’s-length transaction.

Limitation on Liability and Indemnification

Our Articles of Incorporation provide that our directors are not individually liable to the Company or its stockholders for monetary damages except as limited by Nevada law. Our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Nevada law. These provisions may have the effect of reducing the likelihood of derivative litigation against our directors and officers and may discourage or deter stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties.

Item 14:Principal Accounting Fees and Services

The Board of Directors selected Haynie & Company as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024 and 2025.

Fees and Independence

Audit Fees. The aggregate fees for professional services rendered by Haynie & Company for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q for the fiscal years ended December 31, 2025, and December 31, 2024, were as follows:

Fee Category	2025	2024
Audit Fees	$25,000*	$24,000
Audit-Related Fees	$0	$0
Tax Fees	$4,500	$0
All Other Fees	$0	$0
Total Fees	$29,500	$24,000

*Includes $12,000 for quarterly reviews and $13,000 for the annual audit for fiscal year 2025.

Audit Related Fees.  There were no audit-related fees billed for the fiscal years ended December 31, 2025 or 2024.

Tax Fees. Tax fees consisted of professional services rendered for tax compliance services

All Other Fees. There were no other fees billed for services rendered during the fiscal years ended December 31, 2025 or 2024.

Pre-Approval Policies and Procedures

The Company does not have a separately designated audit committee. The full Board of Directors performs the functions of an audit committee. The Board is responsible for the appointment, compensation, retention, and oversight of the independent registered public accounting firm.

All audit and non-audit services provided by Haynie & Company during the fiscal years ended December 31, 2025 and 2024 were approved in advance by the Board of Directors. No services were approved pursuant to the de minimis exception under Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15:Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following financial statements are filed with this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2025 and 2024

Statements of Operations for the years ended December 31, 2025 and 2024

Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Financial Statements

Supplemental Information on Oil and Gas Producing Activities

		(b) Exhibits	Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here-with
3.1		Amended and Restated Articles of Incorporation	8-K	333-263384	3.1	7/13/23
3.2		Current Bylaws	S-1	333-263384	3.2	3/9/22
10.1		Farmout Agreement and Conditional Lease Assignment dated May 16, 2022	S-1/A	333-263384	10.1	05/23/22
10.2		Joint Venture Agreement dated May 17, 2022 [portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K]	S-1/A	333-263384	10.2	06/14/22
14.1		Code of Ethics	10-K	333-263384	14.1	03/01/24
31.1		Rule 15d-14(a) Certification by Chief Executive Officer					X
31.2		Rule 15d-14(a) Certification by Chief Financial Officer					X
32.1		Section 1350 Certification by Chief Executive Officer					X
32.2		Section 1350 Certification by Chief Financial Officer					X
101.	INS	Inline XBRL Instance Document					X
101.	SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.	CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.	LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.	PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16:Form 10-K Summary.

None

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Circle Energy, Inc.

By:	/s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2026

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford	/s/ William R. Broaddrick
Mr. Lloyd T. Rochford	Mr. William R. Broaddrick
Director	Director

Date: March 24, 2026	Date: March 24, 2026

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2025.

CIRCLE ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Circle Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Circle Energy, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company
Salt Lake City Utah

March 24, 2026

We have served as the Company’s auditor since 2022.

CIRCLE ENERGY, INC.

BALANCE SHEETS

As of December 31,	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$111,201	$192,024
Prepaid assets and retainers	14,764	14,379
Total Current Assets	125,965	206,403
Properties and Equipment
Oil and natural gas properties not subject to amortization	39,500	34,500
Total Properties and Equipment	39,500	34,500
Total Assets	$165,465	$240,903

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$702	$2,477
Total Current Liabilities	702	2,477
Total Liabilities	702	2,477

Commitments and Contingencies (Note 12)	-	-

Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(282,300)	(208,637)
Total Stockholders' Equity	164,763	238,426
Total Liabilities and Stockholders' Equity	$165,465	$240,903

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF OPERATIONS

For the years ended December 31,	2025	2024

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	73,663	63,936

Total Costs and Operating Expenses	73,663	63,936

Loss from Operations	(73,663)	(63,936)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(73,663)	(63,936)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(73,663)	$(63,936)

Basic and Diluted Loss per share	$(0.05)	$(0.04)

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2023	1,530,000	$1,530	$445,533	$(144,701)	$302,362

Net loss	-	-	-	(63,936)	(63,936)
Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

Net loss	-	-	-	(73,663)	(73,663)
Balance, December 31, 2025	1,530,000	$1,530	$445,533	$(282,300)	$164,763

The accompanying notes are an integral part of these financial statements.

CIRCLE ENERGY, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31,	2025	2024
Cash Flows From Operating Activities
Net loss	$(73,663)	$(63,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	(385)	140
Accounts payable	(1,775)	(1,643)
Accounts payable to related parties	-	(3,875)
Net Cash Provided by (Used in) Operating Activities	(75,823)	(69,314)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	(5,000)	-
Net Cash Used in Investing Activities	(5,000)	-
Cash Flows From Financing Activities
Proceeds from founding shares issuance	-	-
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(80,823)	(69,314)
Cash at Beginning of Period	192,024	261,338
Cash at End of Period	$111,201	$192,024
Supplemental Cash Flow Information
Cash paid for interest	$57	$-

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

For the years ended December 31, 2025 and 2024, the Company recorded a full valuation allowance against the deferred tax asset of $15,469 and $13,427, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of December 31, 2025, the Company has a valuation allowance of $59,282.

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

Recently Adopted Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments from this update provide for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts, showing detail from eight specific categories: (a) state and local income tax net of federal (national) income tax effect, (b) foreign tax effects, (c) effect of changes in tax laws or rates enacted in the current period, (d) effect of cross-border tax laws, (e) tax credits, (f) changes in valuation allowances, (g) nontaxable or nondeductible items, and (h) changes in unrecognized tax benefits. In addition, public business entities are required to separately disclose any reconciling item, disaggregated by nature and/or jurisdiction, in which the effect of the reconciling item is equal to or greater than five percent of the amount computed by multiplying the income (or loss) from continuing operations before income taxes by the applicable statutory income tax rate. Also, for the state and local category, a public business entity is required to provide a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. Further, the amount of income taxes paid (net of refunds received) are required to be disaggregated by (i) federal (national), state, and foreign taxes, and (ii) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). Finally, the amendments from this update require that all entities disclose (i) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and (ii) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024.  The adoption of this update did not have a material impact on the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The adoption of this update did not have a material impact on the Company’s financial statements.

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

On November 25, 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This ASU makes targeted improvements to Topic 815 to better align hedge accounting with the economics of an entity’s risk-management activities. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning within those annual periods, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s financial statements.

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

NOTE 4 – LOSS PER SHARE INFORMATION

For the years ended December 31,	2025	2024
Net Loss	$(73,663)	$(63,936)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.05)	$(0.04)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – ACQUISITIONS

On May 5, 2025, the Company entered into a new Farmout Agreement and Conditional Lease Assignment dated May 5, 2025, replacing the previous agreement that was set to expire on May 16, 2025. The terms of the new agreement are the same the previous agreement, such that we acquired a 75% working interest, and 55.5% net revenue interest, in the C. W. Logsdon Lease, an 80-acre tract located in Andrews County, Texas. We acquired the interest from Boa Vista, LLC, a New Mexico limited liability company which holds the remaining 25% working interest. While the Company believes that there are Proved Undeveloped (“PUD”) drilling locations on this acreage, a full reserve analysis has not yet been completed and so the Company has treated this acreage as unproven property.

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

There were no equity issuances during 2024 or 2025.

NOTE 8 – INCOME TAXES

The provision for income tax expense consists of the following at December 31, 2025, and 2024:

Provision for (Benefit from) Income Taxes	2025	2024
Deferred taxes	$-	$-
Provision for (Benefit from) Income Taxes	$-	$-

The primary difference between the statutory federal rate and the Company’s effective tax rate for the years ended December 31, 2025 and 2024 was due to the 100% valuation allowance. The following is a reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended December 31, 2025 and 2024:

Rate Reconciliation	2025	2024
Tax at federal statutory rate	$(15,469)	$(13,427)
Valuation allowance	15,469	13,427
Provision for Income Taxes	$-	$-

Deferred tax assets and liabilities consist of the following at December 31, 2025, and 2024:

Deferred Taxes:	2025	2024
Deferred tax liabilities
Property and equipment	-	-
Valuation allowance	$-	$-

Deferred tax assets
Stock-based compensation	-	-
Operating loss and IDC carryforwards	(59,282)	43,813
Valuation allowance	59,282	(43,813)
Deferred tax assets	-	-
Net deferred income tax liability	$-	$-

As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of $59,282 which will not expire.

NOTE 9 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	2024
	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(24,051)	(12,047)	(15,273)	(12,565)
Net Income	(24,051)	(12,047)	(15,273)	(12,565)
Basic Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income Per Share	$(0.02)	$(0.01)	(0.01)	(0.01)

	2025
	Three Months Ended
	31-Mar	30-Jun	30-Sep	31-Dec
Revenues	$-	$-	$-	$-
Operating Income	(24,273)	(20,219)	(16,888)	(12,283)
Net Income	(24,273)	(20,219)	(16,888)	(12,283)
Basic Net Income Per Share	$(0.02)	$(0.01)	$(0.01)	$(0.01)
Diluted Net Income Per Share	$(0.02)	$(0.01)	(0.01)	(0.01)

NOTE 10 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2025, the accounts payable on the Company’s balance sheet includes $110 payable to Mr. Broaddrick. This amount consists of shipping related expenses incurred by Mr. Broaddrick in the normal course of business on the Company’s behalf during 2024.

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

None.

NOTE 13 – SUBSEQUENT EVENTS

None.

CIRCLE ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS PRODUCING ACTIVITIES

Results of Operations from Oil and Natural Gas Producing Activities

As of December 31, 2025, the Company has not recorded any revenues or costs of revenues.

During the year ended December 31, 2025, the Company paid a total of $5,000 which was capitalized and recorded as Oil and natural gas properties not subject to amortization.  No similar costs were incurred during the year ended December 31, 2024.

Reserve Quantities Information

While the Company believes that there are Proved Undeveloped (“PUD”) drilling locations on our acreage, a full reserve analysis has not been performed and so the Company has treated this acreage as unproven property.  As such, there are no proven reserves to disclose and no corresponding standardized measure of discounted future net cash flows to disclose.