Form 10-Q
period 2026-03-31
Circle Energy, Inc./NV
filed 2026-05-11
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at May 11, 2026.

INDEX

Circle Energy, Inc.

For the Quarter Ended March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
As of	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$108,675	$111,201
Prepaid assets and retainers	10,759	14,764
Total Current Assets	119,434	125,965
Properties and Equipment
Oil and natural gas properties not subject to amortization	39,500	39,500
Total Properties and Equipment	39,500	39,500
Total Assets	$158,934	$165,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$28,449	$702
Total Current Liabilities	28,449	702
Total Liabilities	28,449	702

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(316,578)	(282,300)
Total Stockholders' Equity	130,485	164,763
Total Liabilities and Stockholders' Equity	$158,934	$165,465

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025

Revenues	$-	$-

Costs and Operating Expenses
General and administrative expense	34,278	24,273

Total Costs and Operating Expenses	34,278	24,273

Loss from Operations	(34,278)	(24,273)

Net Other Income (Expense)	-	-

Loss Before Provision for Income Taxes	(34,278)	(24,273)

Benefit from (Provision for) Income Taxes	-	-

Net Loss	$(34,278)	$(24,273)

Basic and Diluted Loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

Net loss	-	-	-	(24,273)	(24,273)
Balance, March 31, 2025	1,530,000	$1,530	$445,533	$(232,910)	$214,153

Balance, December 31, 2025	1,530,000	$1,530	$445,533	$(282,300)	$164,763

Net loss	-	-	-	(34,278)	(34,278)
Balance, March 31, 2026	1,530,000	$1,530	$445,533	$(316,578)	$130,485

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31,	2026	2025
Cash Flows From Operating Activities
Net loss	$(34,278)	$(24,273)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	4,005	3,900
Accounts payable	27,747	12,720
Net Cash Provided by (Used in) Operating Activities	(2,526)	(7,653)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(2,526)	(7,653)
Cash at Beginning of Period	111,201	192,024
Cash at End of Period	$108,675	$184,371
Supplemental Cash Flow Information
Cash paid for interest	$-	$-

There were no non-cash investing or financing activities during the three months ended March 31, 2026 or 2025.

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations for the three months ended March 31, 2026, and cash flows for the three months ended March 31, 2026. The condensed balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

These unaudited condensed interim financial statements have been prepared by management in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles used in the United States of America (“U.S. GAAP”). These unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission.

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

All capitalized costs of oil and natural gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and natural gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent petroleum engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is offset to the capitalized costs to be amortized. As the Company has no production and its properties are currently not subject to amortization, no depletion expense has yet been incurred.

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

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  No provision has been made for income taxes as the Company has not recorded or received any revenues.

For the three months ended March 31, 2026 and 2025, the Company recorded a full valuation allowance against the deferred tax asset of $7,198 and $5,097, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of March 31, 2026, the Company has a cumulative valuation allowance of $66,480.

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

There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has a month-to-month lease for executive office-sharing space.  This lease is month to month at $88 per month.  This amount is shown in the Statement of Operations as General and administrative expense.

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended
	March 31, 2026	March 31, 2025
Net Loss	$(34,278)	$(24,273)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000
Basic and Diluted Loss per Share	$(0.02)	$(0.02)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

None.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued and has concluded that no disclosure is required under ASC 855.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations.  This section should be read in conjunction with our audited financial statements included in our Form 10-K filed for the year ended December 31, 2025 and our interim unaudited financial statements and accompanying notes to these financial statements contained herein.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

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

General and administrative expenses. General and administrative expenses were $34,278 for three months ended March 31, 2026, as compared to $24,273 for the same period of 2025.  The increase is primarily the result of increased legal and engineering fees associated with analysis of potential transactions.

Net loss. The Company had net loss of $34,278 for three months ended March 31, 2026, as compared to $24,273 for the same period of 2025.  The increase in net loss is the result of increased general and administrative expenses.

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

Cash Flows.  There were no cash inflows during the either three months ended March 31, 2026 or March 31, 2025.  During the three months ended March 31, 2026 we had cash outflow of $2,526 from operating activities as compared to cash outflow from operations of $7,653 for the same period of 2025.  As of March 31, 2026, we had cash on hand of $108,675 and working capital of $90,985, as compared to cash on hand of $111,201 and working capital of $125,263 as of December 31, 2025.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management acknowledges that the Company has a limited number of personnel and does not maintain segregation of duties consistent with larger organizations. These inherent limitations may affect the effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Circle Energy, Inc.

Date: May 11, 2026	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)