Form 10-Q
period 2026-06-30
Circle Energy, Inc./NV
filed 2026-08-03
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at August 3, 2026.

INDEX

Circle Energy, Inc.

For the Quarter Ended June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
As of	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$79,289	$111,201
Prepaid assets and retainers	6,754	14,764
Total Current Assets	86,043	125,965
Properties and Equipment
Oil and natural gas properties not subject to amortization	39,500	39,500
Total Properties and Equipment	39,500	39,500
Total Assets	$125,543	$165,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,915	$702
Total Current Liabilities	5,915	702
Total Liabilities	5,915	702

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(327,435)	(282,300)
Total Stockholders' Equity	119,628	164,763
Total Liabilities and Stockholders' Equity	$125,543	$165,465

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$-	$-	$-	$-

Costs and Operating Expenses
General and administrative expense	10,857	20,219	45,135	44,492

Total Costs and Operating Expenses	10,857	20,219	45,135	44,492

Loss from Operations	(10,857)	(20,219)	(45,135)	(44,492)

Net Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(10,857)	(20,219)	(45,135)	(44,492)

Benefit from (Provision for) Income Taxes	-	-	-	-

Net Loss	$(10,857)	$(20,219)	$(45,135)	$(44,492)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

Net loss	-	-	-	(24,273)	(24,273)
Balance, March 31, 2025	1,530,000	$1,530	$445,533	$(232,910)	$214,153

Net loss	-	-	-	(20,219)	(20,219)
Balance, June 30, 2025	1,530,000	$1,530	$445,533	$(253,129)	$193,934

Balance, December 31, 2025	1,530,000	$1,530	$445,533	$(282,300)	$164,763

Net loss	-	-	-	(34,278)	(34,278)
Balance, March 31, 2026	1,530,000	$1,530	$445,533	$(316,578)	$130,485

Net loss	-	-	-	(10,857)	(10,857)
Balance, June 30, 2026	1,530,000	$1,530	$445,533	$(327,435)	$119,628

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30,	2026	2025
Cash Flows From Operating Activities
Net loss	$(45,135)	$(44,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	8,010	7,800
Accounts payable	5,213	9,553
Net Cash Provided by (Used in) Operating Activities	(31,912)	(27,139)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	(5,000)
Net Cash Used in Investing Activities	-	(5,000)
Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	-	-
Net Cash Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash	(31,912)	-
Cash at Beginning of Period	111,201	(32,139)
Cash at End of Period	$79,289	$192,024
Supplemental Cash Flow Information
Cash paid for interest		$159,885

There were no non-cash investing or financing activities during the six months ended June 30, 2026 or 2025.

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026. The condensed balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

In addition, capitalized costs less accumulated depreciation, depletion and amortization and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of:

1)the present value of estimated future net revenues discounted ten percent computed in compliance with SEC guidelines;

2)plus the cost of properties not being amortized;

3)plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized;

4)less income tax effects related to differences between the book and tax basis of the properties.

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

For the three and six months ended June 30, 2025, the Company recorded a full valuation allowance against the deferred tax asset of $2,530 and $7,581, respectively.  For the three and six months ended June 30, 2026, the Company recorded a full valuation allowance against the deferred tax asset of $2,280 and $9,478, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of June 30, 2026, the Company has a cumulative valuation allowance of $68,760.

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

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures, (“ASU 2023-07”).  The Company adopted this standard during the three months ended September 30, 2025.  ASU 2023-07 establishes standards for companies to report in their financial statements’ information about operating segments, products, services, geographic areas and major customers.  Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Loss	$(10,857)	$(20,219)	$(45,135)	$(44,492)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000	1,530,000	1,530,000
Basic Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

There are currently no stock options or other share-based compensation outstanding to create a dilutive effect on our earnings per share.

NOTE 5 – LEGAL MATTERS

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any material litigation pending or threatened requiring disclosure under this item.

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

The Company's oil and gas lease requires specified drilling activity but no liability has been recognized because no present obligation requiring accrual exists.

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

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

General and administrative expenses. General and administrative expenses were $10,857 for three months ended June 30, 2026, as compared to $20,219 for the same period of 2025.  The largest costs during the period for both 2026 and 2025 were legal, accounting and transfer agent fees.

Net loss. The Company had net loss of $10,857 for three months ended June 30, 2026, as compared to $20,219 for the same period of 2025.  This decrease in loss was the result of decreased general and administrative costs.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

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

General and administrative expenses. General and administrative expenses were $45,135 for six months ended June 30, 2026, as compared to $44,492 for the same period of 2025.  The largest costs during the period for both 2026 and 2025 were legal, accounting and transfer agent fees.

Net loss. The Company had net loss of $45,135 for six months ended June 30, 2026, as compared to $44,492 for the same period of 2025.  This decrease in loss was the result of decreased general and administrative costs.

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

If the Company is not successful in adding additional acreage, we would proceed with developing our initial acreage, beginning with the drilling of the two vertical wells as required by the current oil and gas lease.  Each of these wells would cost approximately $750,000 to drill and complete.  To fund this drilling, the Company would likely enter into agreements with industry partners who would provide funding in return for a portion of the working interest in the wells.  Management has not yet entered into any agreements but has had extended conversations with those industry partners regarding potential participation in the drilling.  These discussions have concluded with positive indications that they would wish to participate and so the required funding would be available, although there can be no assurance financing will be available on acceptable terms.  In the alternative, management may seek funding through the sale of equity in the Company after the Common Stock commences trading, if ever.

Cash Flows. We had no cash inflows during either of the six-month periods ended June 30, 2026 or 2025.  During the six months ended June 30, 2026, we had cash outflow of $31,912 from operating activities as compared to cash outflow from operations of $27,139 for the same period of 2025.  During the six months ended June 30, 2025, we had cash outflow from investing activities of $5,000 with no similar cash outflows in 2026.  As of June 30, 2026, we had cash on hand of $79,289 and working capital of $80,128, as compared to cash on hand of $111,201 and working capital of $125,263 as of December 31, 2025.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: August 3, 2026	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2026	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)