Form 10-Q
period 2026-09-30
Circle Energy, Inc./NV
filed 2026-11-12
CIK 1911467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes☒ No

The registrant has one class of common stock of which 1,530,000 shares were outstanding at November 12, 2026.

INDEX

Circle Energy, Inc.

For the Quarter Ended September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CIRCLE ENERGY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
As of	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$69,294	$111,201
Prepaid assets and retainers	2,749	14,764
Total Current Assets	72,043	125,965
Properties and Equipment
Oil and natural gas properties not subject to amortization	39,500	39,500
Total Properties and Equipment	39,500	39,500
Total Assets	$111,543	$165,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,125	$702
Total Current Liabilities	9,125	702
Total Liabilities	9,125	702

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity
Common stock - $0.001 par value; 150,000,000 shares authorized; 1,530,000 and 1,530,000 shares issued and outstanding, respectively	1,530	1,530
Preferred stock - 50,000,000 shares authorized; no shares outstanding	-	-
Additional paid-in capital	445,533	445,533
Accumulated deficit	(344,645)	(282,300)
Total Stockholders' Equity	102,418	164,763
Total Liabilities and Stockholders' Equity	$111,543	$165,465

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Revenues	$-	$-	$-	$-

Costs and Operating Expenses
General and administrative expense	17,210	16,888	62,345	61,380

Total Costs and Operating Expenses	17,210	16,888	62,345	61,380

Loss from Operations	(17,210)	(16,888)	(62,345)	(61,380)

Net Other Income (Expense)	-	-	-	-

Loss Before Provision for Income Taxes	(17,210)	(16,888)	(62,345)	(61,380)

Benefit from (Provision for) Income Taxes	-	-	-	-

Net Loss	$(17,210)	$(16,888)	$(62,345)	$(61,380)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Retained Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance, December 31, 2024	1,530,000	$1,530	$445,533	$(208,637)	$238,426

Net loss	-	-	-	(24,273)	(24,273)
Balance, March 31, 2025	1,530,000	$1,530	$445,533	$(232,910)	$214,153

Net loss	-	-	-	(20,219)	(20,219)
Balance, June 30, 2025	1,530,000	$1,530	$445,533	$(253,129)	$193,934

Net loss	-	-	-	(16,888)	(16,888)
Balance, September 30, 2025	1,530,000	$1,530	$445,533	$(270,017)	$177,046

Balance, December 31, 2025	1,530,000	$1,530	$445,533	$(282,300)	$164,763

Net loss	-	-	-	(34,278)	(34,278)
Balance, March 31, 2026	1,530,000	$1,530	$445,533	$(316,578)	$130,485

Net loss	-	-	-	(10,857)	(10,857)
Balance, June 30, 2026	1,530,000	$1,530	$445,533	$(327,435)	$119,628

Net loss	-	-	-	(17,210)	(17,210)
Balance, September 30, 2026	1,530,000	$1,530	$445,533	$(344,645)	$102,418

The accompanying notes are an integral part of these unaudited interim financial statements.

CIRCLE ENERGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine Months Ended September 30,	2026	2025
Cash Flows From Operating Activities
Net loss	$(62,345)	$(61,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses and retainers	12,015	11,700
Accounts payable	8,423	6,707
Net Cash Used in Operating Activities	(41,907)	(42,973)
Cash Flows From Investing Activities
Purchase of unproven oil and gas properties	-	(5,000)
Net Cash Used in Investing Activities	-	(5,000)
Cash Flows From Financing Activities
Net Cash Provided by Financing Activities	-	-
Net Decrease in Cash	(41,907)	(47,973)
Cash at Beginning of Period	111,201	192,024
Cash at End of Period	$69,294	$144,051
Supplemental Cash Flow Information
Cash paid for interest	$-	$57
Cash paid for taxes	$-	$-

There were no non-cash investing or financing activities during the nine months ended September 30, 2026 or 2025.

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

In the opinion of the Company, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026, and cash flows for the nine months ended September 30, 2026. The condensed balance sheet at December 31, 2025 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Operating results for the three and nine-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

Emerging Growth Company Status – As a company with less than $1.235 billion in revenue during our last fiscal year, the Company qualifies as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, the Company may, for up to five years, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies. These exemptions include:

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

CIRCLE ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company may take advantage of these provisions until it is no longer an emerging growth company, which will occur on the earliest of (i) the last day of the fiscal year following the fifth anniversary of the Company’s IPO, (ii) the last day of the fiscal year in which it has more than $1.235 billion in annual gross revenue, (iii) the date on which it issues more than $1.0 billion of non-convertible debt over a three-year period and (iv) the date on which it is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has elected to take advantage of each of the exemptions for emerging growth companies.

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

For the three and nine months ended September 30, 2025, the Company recorded a full valuation allowance against the deferred tax asset of $4,387 and $12,890, respectively.  For the three and nine months ended September 30, 2026, the Company recorded a full valuation allowance against the deferred tax asset of $3,614 and $13,092, respectively.  As the Company currently has no revenues there is reasonable doubt as to the realizability of this deferred tax asset.  With the allowance taken as of September 30, 2026, the Company has a cumulative valuation allowance of $72,375.

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

NOTE 4 – LOSS PER SHARE INFORMATION

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Loss	$(17,210)	$(16,888)	$(62,345)	$(61,380)
Basic and Diluted Weighted-Average Shares Outstanding	1,530,000	1,530,000	1,530,000	1,530,000
Basic Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

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

General and administrative expenses. General and administrative expenses were $17,210 for three months ended September 30, 2026, as compared to $16,888 for the same period of 2025.  The largest costs during the period for both 2026 and 2025 were legal, accounting and transfer agent fees.

Net loss. The Company had net loss of $17,210 for three months ended September 30, 2026, as compared to $16,888 for the same period of 2025.  This change in loss was the result of decreased general and administrative costs.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

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

General and administrative expenses. General and administrative expenses were $62,345 for nine months ended September 30, 2026, as compared to $61,380 for the same period of 2025.  The largest costs during the period for both 2026 and 2025 were legal, accounting and transfer agent fees.

Net loss. The Company had net loss of $62,345 for nine months ended September 30, 2026, as compared to $61,380 for the same period of 2025.  This change in loss was the result of decreased general and administrative costs.

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

Cash Flows. We had no cash inflows during either of the nine-month periods ended September 30, 2026 or 2025.  During the nine months ended September 30, 2026, we had cash outflow of $41,907 from operating activities as compared to cash outflow from operations of $42,973 for the same period of 2025.  During the nine months ended September 30, 2025, we had cash outflow from investing activities of $5,000 with no similar cash outflows in 2026.  As of September 30, 2026, we had cash on hand of $69,294 and working capital of $62,918, as compared to cash on hand of $111,201 and working capital of $125,263 as of December 31, 2025.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Circle Energy, Inc.

Date: November 12, 2026	By:	/s/ Lloyd T. Rochford
Lloyd T. Rochford
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ William R. Broaddrick
William R. Broaddrick
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)